Form 10-Q
period 2009-07-31
Myriad International, Corp.
filed 2009-09-11
CIK 1454504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 11, 2009
Common Stock, $0.001	3,500,000

MYRIAD INTERNATIONAL, CORP.

Form 10-Q

  PART I

ITEM 1. FINANCIAL STATEMENTS

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Balance Sheet

Assets
	July 31,	January 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$16,384	$2,990
Total Assets	$16,384	$2,990

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$704	$704

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
3,500,000 and 3,000,000 shares issued and outstanding as of July 31 and January 31, 2009
respectively	3,500	3,000
Additional paid-in-capital	24,500	-
Deficit accumulated during the development stage	(12,320)	(714)
Total stockholders’ equity (deficit)	15,680	2,286
Total liabilities and stockholders’ equity (deficit)	$16,384	$2,990

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Statements of Operations
(Unaudited)

	Three Months Ended July 31, 2009	Six Month Ended July 31, 2009	From Inception on November 6, 2008 to July 31, 2009

Expenses
General and Administrative Expenses	$7,213	$11,606	$12,320
Net (loss) from Operation before Taxes	(7,213)	(11,606)	(12,320)
Provision for Income Taxes	0		0
Net (loss)	$(7,213)	$(11,606)	$(12,320)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	3,478,533	3,285,055

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31, 2009	From Inception on November 6, 2008 to July 31, 2009

Operating Activities
Net (loss)	$(11,606)	$(12,320)
Net cash (used) for operating activities	(11,606)	(12,320)

Financing Activities
Loans from Director	-	704
Sale of common stock	25,000	28,000
Net cash provided by financing activities	25,000	28,704

Net increase (decrease) in cash and equivalents	13,394	16,384

Cash and equivalents at beginning of the period	2,990	-
Cash and equivalents at end of the period	$16,384	$16,384

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

MYRIAD INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”). Company intends to commence operations in the business of exporting Structural Insulated Panels (SIP) from US and Canada to Russia. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through July 31, 2009 the Company has accumulated losses of  $12,320.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,320 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

July 31, 2009

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

July 31, 2009

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

MYRIAD INTERNATIONAL, CORP.

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the period May 1, 2009 to May 21, 2009, Company sold 115,000 shares of  common stock at a price of $0.05 per share for total cash proceeds of $5,750.

During the period November 6, 2008  (inception)  to July 31, 2009, the Company  sold  a  total of 3,500,000 shares of common stock  for  total  cash proceeds  of  $28,000.

4. INCOME TAXES

 As of July 31, 2009, the Company had net operating loss carry forwards of approximately $12,320 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on July 31, 2009.

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

Six  Month Period Ended July 31, 2009 Compared to the period from Inception (November 6, 2008) to July 31, 2009

Our net loss for the six-month period ended July 31, 2009  was ($11,606) compared to a net loss of ($12,320) during the period from inception (November 6, 2008) to July 31, 2009. During the six-month period ended July 31, 2009, we did not generate any revenue.

During the six-month period ended July 31, 2009, we incurred general and administrative expenses of approximately $11,606 compared to $12,320 incurred during the period from inception (November 6, 2008) to July 31, 2009. General and administrative expenses incurred during the six-month period ended July 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,285,055 for the six-month period ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended July 31, 2009

As at the six-month period ended July 31, 2009, our current assets were $16,384 and our total liabilities were $704, which resulted in a working capital surplus of $15,680. As at the six-month period ended July 31, 2009 , current assets were comprised of $16,384 in cash compared to $2,990 in current assets at fiscal year ended January 31, 2009. As at the six month period ended July 31, 2009, current liabilities were comprised entirely of $704  in loan from director.

Stockholders’ equity increased from $2,286 for fiscal year ended January 31, 2009 to $15,680 for the six-month period ended July 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended July 31, 2009, net cash flows used in operating activities was ($11,606) consisting primarily of a net loss of ($11,606). Net cash flows used in operating activities was ($12,320) for the period from inception (November 6, 2008) to July 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended July 31, 2009, net cash flows from financing activities was $25,000, consisting of $25,000  sale of common stock. For the period from inception (November 6, 2008) to July 31, 2009, net cash provided by financing activities was $28,704 received from proceeds from issuance of common stock  and loan from director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 6, 2008) to July 31, 2009, the Company received a loan from the sole director Evgeny Smirnov in the amount of $704. The amount due to this party is non-interest bearing, due upon demand and unsecured.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 11, 2009

                                   By: /s/ Evgeny Smirnov

________________________________

Evgeny Smirnov, President and

Chief Executive Officer

Dated: September 11, 2009

                                   By: /s/ Evgeny Smirnov

_________________________________

Evgeny Smirnov, Chief Financial Officer