Form 10-Q
period 2009-10-31
Aura Bio Corp.
filed 2009-12-14
CIK 1454504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 14, 2009
Common Stock, $0.001	70,000,000 (3,500,000 Pre-split)

MYRIAD INTERNATIONAL, CORP.

Form 10-Q

  PART I

ITEM 1. FINANCIAL STATEMENTS

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Balance Sheet

Assets
	October 31,	January 31,
	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$13,884	$2,990
Total Assets	$13,884	$2,990

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$704	$704

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
3,500,000 and 3,000,000 shares issued and outstanding as of October 31 and January 31, 2009
respectively	3,500	3,000
Additional paid-in-capital	24,500	-
Deficit accumulated during the development stage	(14,820)	(714)
Total stockholders’ equity (deficit)	13,180	2,286
Total liabilities and stockholders’ equity (deficit)	$13,884	$2,990

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2009	Nine Month Ended October 31, 2009	From Inception on November 6, 2008 to October 31, 2009

Expenses
General and Administrative Expenses	$2,500	$14,106	$14,820
Net (loss) from Operation before Taxes	(2,500)	(14,106)	(14,820)
Provision for Income Taxes	0		0
Net (loss)	$(2,500)	$(14,106)	$(14,820)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	3,500,000	3,357,490

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP. (A Development Stage Company) Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31, 2009	From Inception on November 6, 2008 to October 31, 2009

Operating Activities
Net (loss)	$(14,106)	$(14,820)
Net cash (used) for operating activities	(14,106)	(14,820)

Financing Activities
Loans from Director	-	704
Sale of common stock	25,000	28,000
Net cash provided by financing activities	25,000	28,704

Net increase (decrease) in cash and equivalents	10,894	13,884

Cash and equivalents at beginning of the period	2,990	-
Cash and equivalents at end of the period	$13,884	$13,884

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERNATIONAL, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

MYRIAD INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”). Company intends to commence operations in the business of exporting Structural Insulated Panels (SIP) from US and Canada to Russia. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through October 31, 2009 the Company has accumulated losses of  $14,820.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $14,820 as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

October 31, 2009

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

k) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

MYRIAD INTERNATIONAL, CORP.

(A Development Stage Company)

Notes To The Financial Statements

October 31, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

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

During the period November 6, 2008  (inception)  to October 31, 2009, the Company  sold  a  total of 3,500,000 shares of common stock  for  total  cash proceeds  of  $28,000.

4. INCOME TAXES

 As of October 31, 2009, the Company had net operating loss carry forwards of approximately $14,820 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on October 31, 2009.

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

Nine  Month Period Ended October 31, 2009 Compared to the period from Inception (November 6, 2008) to October 31, 2009

Our net loss for the nine-month period ended October 31, 2009  was ($14,106) compared to a net loss of ($14,820) during the period from inception (November 6, 2008) to October 31, 2009. During the nine-month period ended October 31, 2009, we did not generate any revenue.

During the nine-month period ended October 31, 2009, we incurred general and administrative expenses of approximately $14,106 compared to $14,820 incurred during the period from inception (November 6, 2008) to October 31, 2009. General and administrative expenses incurred during the nine-month period ended October 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,357,490 for the nine-month period ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended October 31, 2009

As at the nine-month period ended October 31, 2009, our current assets were $13,884 and our total liabilities were $704, which resulted in a working capital surplus of $13,180. As at the nine-month period ended October 31, 2009 , current assets were comprised of $13,884 in cash compared to $2,990 in current assets at fiscal year ended January 31, 2009. As at the nine month period ended October 31, 2009, current liabilities were comprised entirely of $704  in loan from director.

Stockholders’ equity increased from $2,286 for fiscal year ended January 31, 2009 to $13,180 for the nine-month period ended October 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended October 31, 2009, net cash flows used in operating activities was ($14,106) consisting primarily of a net loss of ($14,106). Net cash flows used in operating activities was ($14,820) for the period from inception (November 6, 2008) to October 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended October 31, 2009, net cash flows from financing activities was $25,000, consisting of $25,000  sale of common stock. For the period from inception (November 6, 2008) to October 31, 2009, net cash provided by financing activities was $28,704 received from proceeds from issuance of common stock  and loan from director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 6, 2008) to October 31, 2009, the Company received a loan from the sole director Evgeny Smirnov in the amount of $704. The amount due to this party is non-interest bearing, due upon demand and unsecured.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF CERTAIN OFFICERS APPOINTMENT OF CERTAIN OFFICERS

On July 2, 2009, Myriad International, Corp. (the "Company") appointed Harry Lappa as a director to serve on the Board of Directors of the Company. The appointment of Mr. Lappa increases the number of directors sitting on the Company's Board of Directors to two.

Harry Lappa has 23 years experience in the financial industry. Mr. Lappa is a graduate of the University of Regina located in Regina, Saskatchewan, Canada where he obtained his Bachelor of Arts degree. Between 1985 and 1989, Mr. Lappa served as a financial officer for Employment and Immigration Canada. From 1989-2003, Mr. Lappa held various management positions with a Canadian utility, including those of Project Management, Information Technology and Operations.

Since 2004, Mr. Lappa has been involved with Iciena Ventures, as a director until 2007, and then as Vice President and Chief Financial Officer. In 2008, Mr. Lappa became President of Iciena Ventures, which is a publicly traded diamond exploration company operating primarily in Brazil. In February 2009, Mr. Lappa has been Director of Endeavour Power Corp. (EDVP:OTC.BB) a public oil and gas company.

Mr. Lappa will serve as a Director until his duly elected successor is appointed or he resigns. There are no arrangements or understandings between him and any other person pursuant to which he was selected as an officer and director. There are no family relationship between Mr. Lappa and any of our officers or directors. Other than being a director of Endeavour Power Corp., Mr. Lappa has not held any directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

SUBSEQUENT EVENT

Myriad International, Corp. (the “Company”) filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of November  27, 2009, effecting the following corporate changes:

(1)	changing the Company’s name to Aura Bio Corp.; and
(2)	effecting a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

The name change and forward split were approved by a majority of the Company’s shareholders on November 6, 2009.

The forward split of the Company’s issued and outstanding common shares is payable upon surrender of existing certificates to the Company’s transfer agent.

Effective December 4, 2009, the Company will begin to trade on the Over the Counter Bulleting under the new ticker symbol “AUBC”, which reflects the name change and forward split.

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

                                             MYRIAD INTERNATIONAL, CORP.

Dated: December 14, 2009                                      By: /s/ Evgeny Smirnov

                                                                              ________________________________

                                                                              Evgeny Smirnov, President and

                    Chief Executive Officer

Dated: December 14, 2009                                      By: /s/ Evgeny Smirnov

          _________________________________

                    Evgeny Smirnov, Chief Financial Officer