Form 10-K
period 2010-01-31
Aura Bio Corp.
filed 2010-04-28
CIK 1454504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-157558

AURA BIO CORP.

(Exact name of registrant as specified in its charter)

Nevada	5030	68-0677348
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

848 N. Rainbow Blvd. #2167 Las Vegas, NV 89107 Tel. (415) 504-3659 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X ]

As of April 27, 2010, the registrant had 25,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 27, 2010.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Aura" mean Aura  Bio Corp, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

We were incorporated as a Nevada company on November 6, 2008. Our registration statement has been filed with the Securities and Exchange Commission on February 27, 2009 and has been declared effective on March 6, 2009.

We  filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of November 27, 2009, effecting the following corporate changes:

(1)	changing the Company’s name from Myriad International, Corp. to Aura Bio Corp.; and
(2)	effecting a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

The name change and forward split were approved by a majority of the Company’s shareholders on November 6, 2009.

The forward split of the Company’s issued and outstanding common shares is payable upon surrender of existing certificates to the Company’s transfer agent.

On December 4, 2009, the Company received a new symbol for the quotation of our common stock on the OTC Bulletin Board, “AUBC”.

On December 22, 2009, in accordance with Evgeny Smirnov’s request Company canceled and returned back to treasury 45,000,000 of the 60,000,000 shares that he owned.

Current Business Operations

As of the date of this Annual Report, we have not started operations. We intend to export Structural Insulated Panels (SIP) from North America to Russia. Structural Insulated Panels have become a widely used alternative construction material for homes, small commercial and other buildings.   We are in the process of developing a website (www.myriadisp.com) that will display a variety of Structural Insulated Panels. We have not generated any revenues and the only operation we have engaged in is the development of a business plan.

To date, we have contacted several North American manufactures of SIPs that agreed to produce SIP according to our specific design. However, we do not have any written agreements with the manufacturers

Product

We intend to export Structural Insulated Panels (SIP) from North America to Russia. Structural Insulated Panels have become a widely used alternative construction material for homes, small commercial and other buildings. SIPs, are a composite building material. They consist of a sandwich of two layers of structural board with an insulating layer of foam in between. The board is usually oriented strand board (OSB) and the foam is either expanded polystyrene foam (EPS), extruded polystyrene foam (XPS) or polyurethane foam. It is interesting to note that the two facings of a SIP and the foam core are nonstructural by themselves. However, when the facing, foam core, and proper adhesives are pressure laminated under the right conditions, these materials act synergistically to form a composite product far stronger than the sum of its individual parts. The rigid insulation core of the SIP performs as a web, while the OSB sheathing exhibits the same properties as the flanges. SIPs replace several components of conventional building such as studs and joists, insulation, vapor barrier and air barrier. As such they can be used for many different applications such as exterior wall, roof, floor and foundation systems.

Suppliers of SIP

North America producers are leaders in SIP manufacturing. There are many manufactures across North America with different type of panels and services. SIP suppliers can be found by Internet search or through SIPA- Structural Insulated Panel Association (http://www.sips.org). SIPA is an association that unites all SIP producers and distributors of Structural Insulated Panels. Its mission is to increase the use and acceptance of SIPs by providing forum for promotion, communication, education, research, and quality assurance.

Marketing Our Product

We plan to market our product in the Russian Federation. Most of Russia, especially northeastern parts experiences extremely cold temperatures during the winter months.  SIPs are energy efficient, are good at retaining heat and can easily withstand temperatures of up to -50 degrees Celsius (-58 degrees Fahrenheit). Whereas it takes more than one year to build one family house or small building by traditional technologies in Russia, with introduction of SIP technologies the time of construction can be significantly reduced. As there are no SIP manufactures in Russia, SIP can be only imported from other countries. We intend to supply our clients with SIPs from manufactures in North America where they have improved the quality of SIPs as they have been tested for many years in harsh climates in Canada and north eastern states of US.

Revenue

As of the date of this Annual report the Company has not generated any revenue.

Competition

    Although, there are few suppliers of SIPs in Russia at the current time, we expect competition to intensify in the future. Competitors will include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

 Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

 Government Regulation

     We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2010. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Intellectual Property

As of January 31, 2010 we did not own any intellectual property.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property. Our office is currently located at 848 N. Rainbow Blvd. #2167, Las Vegas, NV 89107. We do not pay any rent to Corporate Service of Nevada and there is no agreement to pay any rent in the future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended January 31, 2010, the following matters were submitted to our stockholders for approval:

(1)	changing the Company’s name from Myriad International, Corp. to Aura Bio Corp.; and
(2)	effecting a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

The name change and forward split were approved by a majority of the Company’s shareholders on November 6, 2009.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "AUBC". The market for our common stock is limited, and can be volatile.

There has been no active trading of our securities and therefore no high and low bid pricing. As of the date of this Annual report we had 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans,  estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2010 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2009.

Our net loss for fiscal year ended January 31, 2010 was ($15,261) compared to a net loss of ($714) during fiscal year ended January 31, 2009. During fiscal year ended January 31, 2010, we have not generated any revenue.

During fiscal year ended January 31, 2010, we incurred expenses of $15,261 compared to $714 incurred during fiscal year ended January 31, 2009.  These expenses incurred during fiscal year ended January 31, 2010 consisted of: bank charges and interest of $470 (2009:  $10); transfer agent fees of $650 (2009:  $-0) professional fees of $12,100 (2009: $-0-); and  miscellaneous charges of  $2,041 (2009: $704).

Expenses incurred  during  fiscal year ended January 31, 2010  compared to fiscal year ended January 31, 2009  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and administrative  expenses  generally  include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  62,813,425 for fiscal  year ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2010

As at fiscal year ended January 31, 2010, our current assets were $12,729 and our total liabilities were $704. As at fiscal year ended January 31, 2010, current assets were comprised of $12,729 in cash and total liabilities were comprised of $704  in advance from director.

As at fiscal year ended January 31, 2010, our total assets were $12,729 comprised entirely of current assets.  The increase in total assets during fiscal year ended January 31, 2010 from fiscal year ended January 31, 2009 was primarily due to proceeds from issuance of common stock.

Stockholders’ equity increased from $2,286 as of January 31, 2009 to $12,025 as of January 31, 2010.

 Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January  31, 2010, net cash flows used in operating activities was ($15,261) consisting primarily of a net loss of ($15,261). For the fiscal year ended January  31, 2009, net cash flows used in operating activities was ($714) consisting primarily of a net loss of ($714). Net cash flows used in operating activities was ($15,975) for the period from inception (November 6, 2008) to January 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2010, net cash from financing activities was $25,000, $25,000 received from proceeds from issuance of common stock. For the fiscal year ended January 31, 2009, net cash from financing activities was $3,704, consisting of $704 advance from director and $3,000 received from proceeds from issuance of common stock. For the period from inception (November 6, 2008) to January 31, 2010, net cash provided by financing activities was $28,704 received from proceeds from issuance of common stock and advance from director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2010 and January 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Aura Bio Corp.

I have audited the accompanying balance sheet of Aura Bio Corp. (A Development Stage Company) as of January 31, 2010 and 2009, and the related statement of operations, stockholders’ equity and cash flows for the years ended January 31, 2010 and 2009 and for the period from November 6, 2008 (inception), to January 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aura Bio Corp., (A Development Stage Company) as of January 31, 2010 and 2009, and the results of its operations and cash flows the years ended January 31, 2010 and 2009 and from November 6, 2008 (inception), to January 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

April 21, 2010

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Balance Sheet

Assets
	January 31,	January 31,
	2010	2009

Current Assets
Cash	$12,729	$2,990
Total Assets	$12,729	$2,990

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$704	$704

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
25,000,000 and 60,000,000 shares issued and outstanding as of January 31, 2010 and January 31, 2009
respectively	25,000	60,000
Additional paid-in-capital	3,000	(57,000)
Deficit accumulated during the development stage	(15,975)	(714)
Total stockholders’ equity (deficit)	12,025	2,286
Total liabilities and stockholders’ equity (deficit)	$12,729	$2,990

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Statements of Operations

	Year Ended January 31, 2010	From Inception on November 6, 2008 to January 31, 2009	From Inception on November 6, 2008 to January 31, 2010

Expenses
General and Administrative Expenses	$15,261	$714	$15,975
Net (loss) from Operation before Taxes	(15,261)	(714)	(15,975)
Provision for Income Taxes	0		0
Net (loss)	$(15,261)	$(714)	$(15,975)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	62,813,425	40,000,000

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Statement of Stockholders’ Equity From Inception on November 6, 2008 to January 31, 2010
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on November 6, 2008
December 5,2008
Common shares issued for cash at $0.00005	60,000,000	$ 60,000	$ (57,000)	$ -	$ 3,000
Net (loss)				(714)	(714)
Balance as of January 31, 2009	60,000,000	60,000	(57,000)	(714)	2,286
Common shares issued for cash at $0.0025	10,000,000	10,000	15,000		25,000
Common shares canceled (December 22, 2009)	(45,000,000)	(45,000)	45,000		-
Net (loss)				(15,261)	(15,261)
Balance as of January 31, 2010	25,000,000	$ 25,000	$ 3,000	$ (15,975)	$ 12,025

Retroactively stated due to 20:1 Forward Split on November 27, 2009

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Statements of Cash Flows

	Year Ended January 31, 2010	From Inception on November 6, 2008 to January 31, 2009	From Inception on November 6, 2008 to January 31, 2010

Operating Activities
Net (loss)	$(15,261)	$(714)	$(15,975)
Net cash (used) for operating activities	(15,261)	(714)	(15,975)

Financing Activities
Loans from Director	-	704	704
Sale of common stock	25,000	3,000	28,000
Net cash provided by financing activities	25,000	3,704	28,704

Net increase (decrease) in cash and equivalents	9,739	2,990	12,729

Cash and equivalents at beginning of the period	2,990	-	-
Cash and equivalents at end of the period	$12,729	$2,990	$12,729

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP.

(formerly: Myriad International, Corp. )

 (A Development Stage Company)

Notes To The Financial Statements

January 31, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

AURA BIO CORP. (formerly: Myriad International, Corp. ) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”). Company intends to commence operations in the business of exporting Structural Insulated Panels (SIP) from US and Canada to Russia. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through January 31, 2010 the Company has accumulated losses of  $15,975.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $15,975 as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

AURA BIO CORP.

(formerly: Myriad International, Corp. )

 (A Development Stage Company)

Notes To The Financial Statements

January 31, 2010

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

AURA BIO CORP.

(formerly: Myriad International, Corp. )

 (A Development Stage Company)

Notes To The Financial Statements

January 31, 2010

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

On December 5, 2008, the Company issued 60,000,000 shares of  common stock for total cash proceeds of $3,000.

During the period February 1, 2009 to April 30, 2009, the Company issued 7,700,000 shares of  common stock at a price of $0.0025 per share for total cash proceeds of $19,250.

During the period May 1, 2009 to May 21, 2009, Company sold 2,300,000 shares of  common stock at a price of $0.0025 per share for total cash proceeds of $5,750.

On December 22, 2009, the Company canceled and returned back to treasury 45,000,000 of shares.

As of January 31, 2009 there were 25,000,000 shares issued and outstanding.

All shares and per-share data have been restated to reflect 20:1forward stock split. The Forward Stock Split was effectuated with a record date of November 27, 2009. The forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date.    The par value for our shares of common stock remained the same at $0.001. Each of our shareholders holding one share of common stock was entitled to receive an additional 19 shares of our  common stock.

4. INCOME TAXES

 As of January 31, 2010, the Company had net operating loss carry forwards of approximately $15,975 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on January 31, 2010.

6. OTHER INFORMATION

On December 22, 2009, Aura Bio Corp. (the “Company”) received a resignation notice from Evgeny Smirnov as President, Chief Executive Officer, Treasurer and Chief Financial Officer.

Mr. Smirnov’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On December 22, 2009, the Company appointed Harry Lappa, a current Director, as its new President, Chief Executive Officer, Treasurer and Chief Financial Officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Harry Lappa,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  January  31, 2010.  Based  on  that evaluation,  Mr. Lappa concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address  and position of our present officers and directors are set forth below:

Name and Address	Position(s)
Harry Lappa	President, Principal Executive Officer, Secretary,
848 N. Rainbow Blvd. #2167	Treasurer, Principal Financial Officer, Principal
Las Vegas, NV	Accounting Officer and member of the Board of
89107	Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Biographical Information and Background of officers and directors

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Harry Lappa has 23 years experience in the financial industry.  Mr. Lappa is a graduate of the University of Regina located in Regina, Saskatchewan, Canada where he obtained his Bachelor of Arts degree.  Between 1985 and 1989, Mr. Lappa served as a financial officer for Employment and Immigration Canada.  From 1989 - 2003, Mr. Lappa held various management positions with a Canadian utility, including those of Project Management, Information Technology and Operations.

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

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our sole officer and director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last two fiscal years ending January 31, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Evgeny	2009	0	0	0	0	0	0	0	0
Smirnov (1)	2010	0	0	0	0	0	0	0	0
Harry	2009	0	0	0	0	0	0	0	0
Lappa (2)	2010	0	0	0	0	0	0	0	0

Narrative Disclosure to Summary Compensation Table

(1) On December 22, 2009, Aura Bio Corp. (the “Company”) received a resignation notice from Evgeny Smirnov as President, Chief Executive Officer, Treasurer and Chief Financial Officer.

(2) On December 22, 2009, the Company appointed Harry Lappa, a current Director, as its new President, Chief Executive Officer, Treasurer and Chief Financial Officer.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of January 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2010 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Evgeny Smirnov 848 N. Rainbow Blvd. #2167 Las Vegas, NV 89107	15,000,000	60%

The percent of class is based on 25,000,000 shares of common stock issued and outstanding as of the date of this Annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended January 31, 2010, we had not entered into any transactions with our officers or sole director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended January 31, 2010, we incurred  approximately  $7,000  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for fiscal year ended January  31, 2009  and for the review of our financial  statements  for the quarters ended April 30, 2009, July 31, 2009  and October 31, 2009.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Consent of George Stewart, CPA

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

31.2   Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

32.1   Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350

          as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA BIO CORP.
Dated: April 27, 2010	By: /s/ Harry Lappa
Harry Lappa, President and Chief Executive Officer and Chief Financial Officer