Form 10-Q
period 2010-04-30
Aura Bio Corp.
filed 2010-06-10
CIK 1454504

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-157558

AURA BIO CORP. (Name of small business issuer in its charter)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 10, 2010
Common Stock, $0.001	25,000,000

  PART I

ITEM 1. FINANCIAL STATEMENTS

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Balance Sheet

Assets
	April 30,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$8,029	$12,729
Total Assets	$8,029	$12,729

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$704	$704

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in-capital	3,000	3,000
Deficit accumulated during the development stage	(20,675)	(15,975)
Total stockholders’ equity (deficit)	7,325	12,025
Total liabilities and stockholders’ equity (deficit)	$8,029	$12,729

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Statements of Operations
(Unaudited)

	Three months Ended April 30, 2010	Three months Ended April 30, 2009	From Inception on November 6, 2008 to April 30, 2010

Expenses
General and Administrative Expenses	$4,700	$4,393	$20,675
Net (loss) from Operation before Taxes	(4,700)	(4,393)	(20,675)
Provision for Income Taxes	0		0
Net (loss)	$(4,700)	$(4,393)	$(20,675)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	25,000,000	60,940,440

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP. (formerly: Myriad International, Corp. ) (A Development Stage Company) Statements of Cash Flows
(Unaudited)
	Three months Ended April 30, 2010	Three months Ended April 30, 2009	From Inception on November 6, 2008 to April 30, 2010
Operating Activities
Net (loss)	$(4,700)	$(4,393)	$(20,675)
Net cash (used) for operating activities	(4,700)	(4,393)	(20,675)

Financing Activities
Loans from Director	-	-	704
Sale of common stock	-	19,250	28,000
Net cash provided by financing activities	-	19,250	28,704

Net increase (decrease) in cash and equivalents	(4,700)	14,857	8,029

Cash and equivalents at beginning of the period	12,729	2,990	-
Cash and equivalents at end of the period	$8,029	$17,847	$8,029

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AURA BIO CORP.

(formerly: Myriad International, Corp. )

 (A Development Stage Company)

Notes To The Financial Statements

April 30, 2010

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

AURA BIO CORP. (formerly: Myriad International, Corp. ) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”). Company intends to commence operations in the business of exporting Structural Insulated Panels (SIP) from US and Canada to Russia. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through April 30, 2010 the Company has accumulated losses of $20,675.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,675 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

April 30, 2010

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

April 30, 2010

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

As of Aril 30, 2009 there were 25,000,000 shares issued and outstanding.

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

4. INCOME TAXES

 As of April 30, 2010, the Company had net operating loss carry forwards of approximately $20,675 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on April 30, 2010.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

AURA BIO CORP. (formerly: Myriad International, Corp. )  was incorporated under the laws of the State of Nevada on November 6, 2008.  Our registration statement has been filed with the Securities and Exchange Commission on February 27, 2009 and has been declared effective on March 6, 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or " Aura," refers to Aura Bio Corp.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. On June 1, 2010, the Board of Directors of Aura Bio Corp. (the “Company”) passed a resolution to abandon he Company’s current business plan.  The Board has decided instead to change the Company’s focus to the clean and sustainable fuel alternative sector, both domestically and internationally.

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

Three-Month period Ended April 30, 2010 Compared to Three-Month period Ended April 30, 2009.

Our net loss for the three-month period ended April 30, 2010 was ($4,700) compared to a net loss of ($4,393) during three-month period ended April 30, 2009. During the three-month period ended April 30, 2010 we did not generate any revenue.

During the three-month period ended April 30, 2010 we incurred general and administrative expenses of approximately $4,700 compared to $4,393 incurred during three-month period ended April 30, 2009. General and administrative expenses incurred during the three-month period ended April 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 25,000,000 for the three-month period ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended April 30, 2010

As at the three-month period ended April 30, 2010, our current assets were $8,029 and our total liabilities were $704, which resulted in a working capital surplus of $7,325. As at the three-month period ended April 30, 2010 current assets were comprised of $8,029 in cash compared to $12,729 in current assets at fiscal year ended January 31, 2010. As at the three-month period ended April 30, 2010, current liabilities were comprised entirely of $704  in loan from director.

Stockholders’ equity decreased from $12,025 for fiscal year ended January 31, 2010 to $7,325 for the three-month period ended April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended April 30, 2010, net cash flows used in operating activities was ($4,700) consisting primarily of a net loss of ($4,700). Net cash flows used in operating activities was ($4,393) for the three-month period ended April 30, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended April 30, 2010, net cash flows provided from financing activities was $-0- compared to $19,250 for the three-month period ended April 30, 2009, consisting of $19,250  sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we do not have any material commitments.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

SUBSEQUENT EVENT

On June 1, 2010, the Board of Directors of Aura Bio Corp. (the “Company”) passed a resolution to abandon he Company’s current business plan.  The Board has decided instead to change the Company’s focus to the clean and sustainable fuel alternative sector, both domestically and internationally.

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

AURA BIO CORP.
Dated: June 10, 2010	By: /s/ Harry Lappa
Harry Lappa, President and Chief Executive Officer

Dated: June 10, 2010	By: /s/ Harry Lappa
Harry Lappa, Chief Financial Officer