Form 10-Q
period 2010-07-31
Aura Bio Corp.
filed 2010-09-20
CIK 1454504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-157558

AURA BIO CORP.

(Name of Small Business Issuer in its charter)

Nevada	68-0677348
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

848 N. Rainbow Blvd. #2167, Las Vegas, Nevada 89107

(Address of principal executive offices)

(415) 504-3659

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 16, 2010 the registrant had 27,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Aura Bio Corp. (the “Company”, “Aura Bio”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Aura Bio Corp., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2010.  Significant accounting policies disclosed therein have not changed except as noted below.

Aura Bio Corp.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

July 31, 2010

AURA BIO CORP. (formerly: Myriad International, Corp.) (A Development Stage Company) Balance Sheet
Assets
	July 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash	$2,817	$12,729
Total Assets	$2,817	$12,729

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$704	$704

Stockholders’ Equity (deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized;
25,000,000 shares issued and outstanding	25,000	25,000
Additional paid-in-capital	3,000	3,000
Deficit accumulated during the development stage	(25,887)	(15,975)
Total stockholders’ equity (deficit)	2,113	12,025
Total liabilities and stockholders’ equity (deficit)	$2,817	$12,729

The accompanying notes are an integral part of these financial statements

AURA BIO CORP. (formerly: Myriad International, Corp.) (A Development Stage Company) Statements of Operations
(Unaudited)
	Three months Ended July 31, 2010	Three months Ended July 31, 2009	Six months Ended July 31, 2010	Six months Ended July 31, 2009	From Inception on November 6, 2008 to July 31, 2010
Expenses
General and Administrative Expenses	$ 5,212	$ 7,213	$ 9,912	$ 11,606	$25,887
Net (loss) from Operation before Taxes	(5,212)	(7,213)	(9,912)	(11,606)	(25,887)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (5,212)	(7,213)	$ (9,912)	(11,606)	$(25,887)

(Loss) per common share – Basic and diluted	$ (0.00)	(0.00)	$ (0.00)	(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	25,000,000	69,570,660	25,000,000	65,701,100

The accompanying notes are an integral part of these financial statements

AURA BIO CORP. (formerly: Myriad International, Corp.) (A Development Stage Company) Statements of Cash Flows
(Unaudited)
	Six months Ended July 31, 2010	Six months Ended July 31, 2009	From Inception on November 6, 2008 to July 31, 2010
Operating Activities
Net (loss)	$(9,912)	$(11,606)	$(25,887)
Net cash (used) for operating activities	(9,912)	(11,606)	(25,887)

Financing Activities
Loans from Director	-	-	704
Sale of common stock	-	25,000	28,000
Net cash provided by financing activities	-	25,000	28,704

Net increase (decrease) in cash and equivalents	(9,912)	13,394	2,817

Cash and equivalents at beginning of the period	12,729	2,990	-
Cash and equivalents at end of the period	$2,817	$16,384	$2,817

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AURA BIO CORP.

(formerly: Myriad International, Corp.)

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2010

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Aura Bio Corp. (formerly: Myriad International, Corp.)(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through July 31, 2010 the Company has accumulated losses of $25,887.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,887 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

f) Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No.  123 and 123 (R).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

AURA BIO CORP.

(formerly: Myriad International, Corp.)

 (A Development Stage Company)

Notes To The Financial Statements

July 31, 2010

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

i) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

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

AURA BIO CORP.

(formerly: Myriad International, Corp.)

(A Development Stage Company)

Notes To The Financial Statements

July 31, 2010

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

As of July 31, 2010 there were 25,000,000 shares issued and outstanding.

All shares and per-share data have been restated to reflect 20:1 forward stock split.  The Forward Stock Split was effectuated with a record date of November 27, 2009.  The forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date.  The par value for our shares of common stock remained the same at $0.001.  Each of our shareholders holding one share of common stock was entitled to receive an additional 19 shares of our common stock.

4. INCOME TAXES

 As of July 31, 2010, the Company had net operating loss carry forwards of approximately $25,887 that may be available to reduce future years’ taxable income through 2030.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on July 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Aura Bio Corp. ("Aura Bio", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on November 6, 2008.  Aura Bio is currently focusing its efforts in acquiring interests in the clean and sustainable fuel alternative sector, both domestically and internationally.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of July 31, 2010, we had $2,817 of cash on hand.  We incurred operating expenses in the amount of $5,212 during the quarter ended July 31, 2010.  These operating expenses were comprised of general and administrative expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

We do not currently have any employees and management does not plan to hire employees at this time.  We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Management believes that if subsequent private placements are successful, we will be able to implement our business plan and begin to earn revenues.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations for the Period From November 6, 2008 (Date of Inception) to July 31, 2010 and for the Three Months Ended July 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on November 6, 2008 to July 31, 2010.  We have not generated any revenues.  As of July 31, 2010, we had total assets of $2,817 and total liabilities of $704.  Since our inception to July 31, 2010, we have accumulated a deficit of $25,887.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $25,887 since our inception on November 6, 2008 to July 31, 2010, including $25,887 in general and administrative expenses.

Our total expenses decreased by $2,001 to $5,212 for the three months ended July 31, 2010 from $7,213 for the three months ended January 31, 2009.  For the three months ended July 31, 2010, total expenses were comprised of $5,212 in general and administrative expenses.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on November 6, 2008 to July 31, 2010, we have incurred a net loss of $25,887.  For the three months ended July 31, 2010, we incurred a net loss of $5,212 compared to a net loss of $7,213 for the same period in 2009, which is a decrease in net loss of $2,001 between the two periods resulting from decreased general and administrative expense for the three months ended July 31, 2010.

Results of Operations for the Six Months Ended July 31, 2010

Lack of Revenues

We have not generated any revenues as of July 31, 2010.

Expenses

For the six months ended July 31, 2010, our total expenses decreased by $1,694 to $9,912 from $11,606 for the six months ended January 31, 2009.  For the six months ended July 31, 2010, total expenses were comprised of $9,912 in general and administrative expenses.

Net Loss

For the six months ended July 31, 2010, we incurred a net loss of $9,912 compared to a net loss of $11,606 for the same period in 2009, which is a decrease in net loss of $1,694 between the two periods resulting from decreased general and administrative expenses the six months ended July 31, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURA BIO CORP.

Date: September 17, 2010	By: /s/ Harry Lappa
Harry Lappa
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director