Form 10-Q
period 2010-10-31
Global Resource Energy Inc.
filed 2010-12-20
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-157558

GLOBAL RESOURCE ENERGY INC.
(Name of Small Business Issuer in its charter)

Nevada	68-0677348
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

848 N. Rainbow Blvd. #2167, Las Vegas, Nevada 89107
(Address of principal executive offices)

(415) 504-3659
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer        Accelerated filer       Non-accelerated filer       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2010 the registrant had 81,000,000 shares of common stock outstanding.

GLOBAL RESOURCE ENERGY INC.

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

Item 1.      Financial Statements

The unaudited interim consolidated financial statements of Global Resource Energy Inc. (the “Company”, “Global Resource”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Global Resource Energy Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2010.  Significant accounting policies disclosed therein have not changed except as noted below.

Global Resource Energy Inc.
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

October 31, 2010

Unaudited Balance Sheets	F-1
Unaudited Statements of Operations	F-2
Unaudited Statements of Cash Flows	F-4
Unaudited Notes to the Financial Statements	F-5 to F-7

GLOBAL RESOURCE ENERGY INC. (A Development Stage Company) Balance Sheet

	October 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$2,799	$12,729
Total Assets	$2,799	$12,729

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts Payable	$12,965	$-
Long Term Liabilities
Loan from Director	$704	$704
Total Long Term Liabilities	$13,669	$704

Stockholders’ Equity (deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized;
25,000,000 shares issued and outstanding	27,000	25,000
Additional paid-in-capital	1,000	3,000
Deficit accumulated during the development stage	(38,870)	(15,975)
Total stockholders’ equity (deficit)	10,870	12,025
Total liabilities and stockholders’ equity (deficit)	$2,799	$12,729

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC. (A Development Stage Company) Statements of Operations
(Unaudited)
	Three months Ended October 31, 2010	Three months Ended October 31, 2009	Nine months Ended October 31, 2010	Nine months Ended October 31, 2009	From Inception on November 6, 2008 to October 31, 2010

Expenses
General and Administrative Expenses	$8,144	$2,500	$22,895	$11,730	$38,870
Net (loss) from Operation before Taxes	(8,144)	(2,500)	(22,895	(11,730)	(38,870)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$(8,144)	(2,500)	$(22,895)	(11,730)	$(38,870)

(Loss) per common share – Basic and diluted	$(0.00)	(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	25,804,348	70,000,000	25,608,059	67,149,800

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC. (A Development Stage Company) Statements of Cash Flows
(Unaudited)

	Nine months Ended October 31, 2010	Nine months Ended October 31, 2009	From Inception on November 6, 2008 to October 31, 2010

Operating Activities
Net (loss)	$(22,895)	$(14,106)	$(38,870)
Accounts Payable	12,965	-	12,965
Net cash (used) for operating activities	(9,930)	(14,106)	(25,905)

Financing Activities
Loans from Director	-	-	704
Sale of common stock	-	25,000	28,000
Net cash provided by financing activities	-	25,000	28,704

Net increase (decrease) in cash and equivalents	(9,930)	10,894	2,799

Cash and equivalents at beginning of the period	12,729	2,990	-
Cash and equivalents at end of the period	$2,799	$13,884	$2,799

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Global Resource Energy Inc. (formerly: Myriad International, Corp.)(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 6, 2008 through October 31, 2010 the Company has accumulated losses of $38,870.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $38,870 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010
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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010
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

As of October 31, 2010 there were 25,000,000 shares issued and outstanding.

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

4. INCOME TAXES

 As of October 31, 2010, the Company had net operating loss carry forwards of approximately $38,870 that may be available to reduce future years’ taxable income through 2030.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Smirnov was $ 704 on October 31, 2010.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010
(Unaudited)

6. SUBSEQUENT EVENT

Change in Corporate Name

Aura Bio Corp., now known as Global Resource Energy Inc., a corporation organized under the laws of the State of Nevada (the “Company”) filed an amendment to its Articles of Incorporation (the “Amendment”) to change its name from Aura Bio Corp. to Global Resource  Energy Inc. The Amendment was filed with the Nevada Secretary of State on November 16, 2010. The change in name to Global Resource Energy Inc. was effected December 10, 2010 on the Over-the-Counter Bulletin Board marketplace upon clearance by FINRA. The new trading symbol for the shares of common stock of the Company trading on the Over-the-Counter Bulletin Board has been changed to “GBEND”. After twenty days from December 10, 2010, the “D” will be removed and the Company’s trading symbol with be GBEN.

The Amendment and change in corporate name to Global Resource Energy Inc. was approved by the Board of Directors by unanimous written consent resolutions dated November 9, 2010. The Amendment was subsequently approved by certain shareholders of the Company holding a majority of the total issued and outstanding shares of common stock of the Company by written consent resolutions dated November  9, 2010. The change in corporate name was authorized and approved by the Board of Directors to better reflect the Company’s future business operations.

Change in Authorized Capital

The Amendment filed with the Nevada Secretary of State also increased the Company’s authorized capital from75,000,000 shares of common stock, par value, $0.001, to 250,000,000 shares of common stock, par value.

Forward Stock Split

On November 9, 2010, the Board of Directors of the Company also authorized and approved a forward stock split of three for one (3:1) of the Company’s total issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split was effectuated based on market conditions and upon a determination by the Board of Directors that the Forward Stock Split was in the Corporation’s best interests and those of its shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including: (i) current trading price of the Company’s shares of common stock on the OTC Bulletin Board and potential to increase the marketability and liquidity of the Corporation’s common stock; and (ii) possible desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets.

The Forward Stock Split was effectuated on December 10, 2010 based upon the filing with and acceptance by FINRA of the appropriate documentation. The Forward Stock Split will increase the Corporation’s total issued and outstanding shares of common stock from 27,000,000 to 81,000,000 shares of common stock. The common stock will continue to be $0.001 par value.

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

Overview

Global Resource Energy Inc. ("Global Resource", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on November 6, 2008.  Global Resource is currently focusing its efforts in acquiring interests in the clean and sustainable fuel alternative sector, both domestically and internationally.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of October 31, 2010, we had $2,799 of cash on hand.  We incurred operating expenses in the amount of $8,144 during the quarter ended October 31, 2010.  These operating expenses were comprised of general and administrative expenses.

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

Results of Operations for the Period From November 6, 2008 (Date of Inception) to October 31, 2010 and for the Three Months Ended October 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on November 6, 2008 to October 31, 2010.  We have not generated any revenues.  As of October 31, 2010, we had total assets of $2,799 and total liabilities of $13,669.  Since our inception to October 31, 2010, we have accumulated a deficit of $38,870.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $38,870 since our inception on November 6, 2008 to October 31, 2010, including $38,870 in general and administrative expenses.

Our total expenses decreased by $5,644 to $8,144 for the three months ended October 31, 2010 from $2,500 for the three months ended October 31, 2009.  For the three months ended October 31, 2010, total expenses were comprised of $8,144 in general and administrative expenses.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on November 6, 2008 to October 31, 2010, we have incurred a net loss of $38,870.  For the three months ended October 31, 2010, we incurred a net loss of $8,144 compared to a net loss of $2,500 for the same period in 2009, which is a increase in net loss of $5,644 between the two periods resulting from increased general and administrative expense for the three months ended October 31, 2010.

Results of Operations for the Nine months Ended October 31, 2010

Lack of Revenues

We have not generated any revenues as of October 31, 2010.

Expenses

For the nine months ended October 31, 2010, our total expenses decreased by $11,165 to $11,730 from $22,895 for the nine months ended January 31, 2009.  For the nine months ended October 31, 2010, total expenses were comprised of $11,730 in general and administrative expenses.

Net Loss

For the nine months ended October 31, 2010, we incurred a net loss of $11,730 compared to a net loss of $22,895 for the same period in 2009, which is a decrease in net loss of $11,165 between the two periods resulting from decreased general and administrative expenses the nine months ended October 31, 2010.

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

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Resource Energy Inc.

By: /s/ Harry Lappa
Date: December 20, 2010	Harry Lappa
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director