Form 10-K
period 2011-01-31
Global Resource Energy Inc.
filed 2012-01-03
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-157558
Commission File Number

GLOBAL RESOURCE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0677348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ste #D172 – 3651 Lindell Rd., Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 943-0325
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ] ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ ]	No	[ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being approximately $0.18 on the date nearest to the last trading day of the second quarter, was approximately $1,350,000 as of July 31, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

40,171,000 common shares outstanding as of December 22, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

none

GLOBAL RESOURCE ENERGY INC.

PART I

ITEM 1.               BUSINESS

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

As used in this annual report, the terms "we", "us", "our", "the Company", and "Global" mean Global Resource Energy Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General Development of Business

Our office is located at 3651 Lindell Road, Ste. D#172, Las Vegas, Nevada. Our telephone number is 702-943-0325.

We were incorporated in the State of  Nevada under the name Myriad International, Corp. on November 6, 2008.

We filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of November 27, 2009, effecting the following corporate changes:

(1)	changing the Company’s name from Myriad International, Corp. to Aura Bio Corp.; and
(2)	effecting a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

On November 16, 2010, the Company filed an amendment  with the State of Nevada to change its name to Global Resource Energy Inc.

The Amendment filed with the Nevada Secretary of State also increased the Company’s authorized capital from 75,000,000 shares of common stock, par value, $0.001, to 250,000,000 shares of common stock, $0.001 par value.

On November 9, 2010, the Board of Directors of the Company also authorized and approved a forward stock split of three for one (3:1) of the Company’s total issued and outstanding shares of common stock. The forward stock split was effectuated on December 10, 2010 and increased the Company’s total issued and outstanding shares of common stock from 27,000,000 to 81,000,000 shares of common stock.

On April 25, 2011, the Company received the resignation of Harry Lappa as President and Chief Executive Officer of the Company.  On the same day, the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, the Company granted Mr. Roe a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90,000,000 shares of the Company. This issuance resulted in a change of control of the Company.

On April 26, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of May 2, 2011, effecting a for 1,000 reverse-split of the Company’s issued and outstanding common shares. The reverse Split was approved by FINRA on July 27, 2011.

On July 21, 2011, the Company accepted the resignation of Douglas Roe as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.
On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid in advance by the issuance of a total of 40,000,000 shares of the Company’s common stock.  This issuance effected a change in control of the Company.

Global Resource Energy Inc is a Clean Energy Solutions Company that seeks to deliver Clean Renewable Energy around the world, with an initial focus on North America. Our principal focus is to acquire evolving renewable technologies and to deliver reliable, clean energy that is harvested from local sustainable natural resources like Wind, Sun, Water and Earth.

Current Business

Global Resource Energy is a clean energy company that will provide services and solutions to businesses, communities and individuals so we can all enjoy a cleaner environment today and for tomorrow.

Due to the recent changes in management, current management is currently reviewing all of the files and information relating to the SMED agreement and other potential agreements for clean energy products that the Company may market.  Our intent is to be a licensor and reseller of clean energy products including wind, solar and alternative energy technologies.

The Company has no funds currently and would be required to raise funds in order to pursue any business opportunity that it may determine to finalize.

Principal Products and Services and their Markets

We do not currently have any products or services to offer as we are reviewing potential business opportunities in our current business model.

Distribution Methods of the Products

We do not currently have any products.

Status of any Publicly Announced New Product

Through the end of the fiscal year covered by this report,  the Company did not announce any new product or service.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

We operate in a highly competitive and changing environment.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;
•	more management experience;
•	an employee base with more extensive experience;
•	better geographic coverage;
•	larger customer bases;
•	greater brand recognition; and
•	significantly greater financial, marketing and other resources

Currently, and in the future, as the more clean energy products are available, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our products or services.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We do not currently have any suppliers.

Dependence on One or a Few Major Customers

We do not currently have any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not have any royalty agreements or labor contracts, patents, trademarks, licenses or franchises.

Need for Any Government Approval of Principal Products or Services

We do not require any specific governmental approval in order to conduct our business.

Effect of Existing or Probably Government Regulations on our Business

We do not anticipate government regulations specific to our business.

Research and Development Activities and Costs

We did not undertake any research and development activities in fiscal 2011.

Costs and Effects of Compliance with Environmental Law

We are not required to comply with any environmental laws that are particular to our business operations.  We are subject to typical monitoring and investigation protocols applicable to all businesses.

Employees

We do not have any employees at this time.   All of the business activities of the Company are undertaken by our sole officer and director, except for those accounting and filing activities undertaken by consultants.

Additional information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.            RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.               PROPERTIES

We have no properties and at this time have no agreements to acquire any properties.

Our sole director and officer, Robert Baker provides office space where he works in his country of residence, free of charge to the Company.  Our  executive office is located at 3651 Lindell Road, Ste. D#172, Las Vegas, Nevada. Our telephone number is (702) 943-0325.

ITEM 3.                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-K.

ITEM 4.                REMOVED AND RESERVED

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTC Markets QB (OTC/QB) under the trading symbol “GBEN”. Following is a report of high and low bid pricing from August 13, 2009 when the first bid was entered on the Company’s stock.

Quarter	High ($)	Low ($)
4th Quarter ended 1/31/2011	0.06	0.022
3rd Quarter ended 10/31/2010	0.18	0.01
2nd Quarter ended 7/31/2010	0.74	0.05
1st Quarter ended 4/30/2010	0.05	0.05

4th Quarter ended 1/31/2010	0.05	0.05
3rd Quarter ended 10/31/2009	0.00	0.00

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 22, 2011, there were 11 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.               SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Background

We were incorporated in the State of  Nevada under the name Myriad International, Corp. on November 6, 2008.

We filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of November 27, 2009, effecting the following corporate changes:

(1)	changing the Company’s name from Myriad International, Corp. to Aura Bio Corp.; and
(2)	effecting a 20 for 1 forward-split of the Company’s issued and outstanding common shares.

On November 16, 2010, the Company filed an amendment with the State of Nevada to change its name to Global Resource Energy Inc.

At the report date our business plan is to be a licensor and reseller of clean technologies. We have not yet finalized any agreements and we have not generated any revenue therefore the Company is in the development stage..

Liquidity & Capital Resources

We are a development stage company intending to engage in the licensing and reselling of clean technologies. To date we have not acquired any products, however, we are reviewing several opportunities, including a wind power project in the U.S.   We have not generated any revenues and we expect to incur substantial costs while continuing to effect our business plan  and meeting our ongoing corporate obligations and debt servicing.

We had no cash on hand as of January 31, 2011 as compared to cash of $12,729 as at January 31, 2010.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the fiscal year ended January 31, 2011, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended January 31, 2010.

In order to meet all of our current commitments and fund operations for the next twelve months, we estimate that we will require a minimum of $300,000.  This figure is based on our current general and administrative costs and our estimation of funds that may be required for any inventory or licensing agreements. We currently have no funds and there is no assurance that sufficient funds will be available if and when required.

Our ability to meet our financial commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There are no assurances that we will be able to obtain required funds for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further short and long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The discussion and financial statements contained herein are for our fiscal years ended January 31, 2011 and January 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Fiscal Year Ended January 31, 2011 and January 31, 2010

During the fiscal years ended January 31, 2011 and 2010, we earned no revenues from operations.

For the fiscal year ended January 31, 2011, our loss from operations increased substantially to $96,302, from $15,261 in the prior year.  This increase was mainly due to increased operations while we moved to execute and revise our business plan. During the current fiscal period the Company incurred legal fees of $11,165 as compared to 2,000 (2010), professional fees totaling $36,700, including $25,000 paid for a review of ongoing business opportunities and a corporate restructure plan during 2011 with no prior comparative expenditure in the fiscal year ended 2010; and $11,700 incurred in accounting and audit fees in the current fiscal year, as compared to $10,100 in 2010.   General and administrative expenses totaled $48,437 in the recently completed fiscal year ended 2011 (2010 - $3,161) including consulting fees of $45,000 with no comparable expenditure in the fiscal year ended October 31, 2010, as well as costs incurred for  transfer agent fees, general office expenditures and filing fees with respect to  our required regulatory filings.

Period from inception, November 6, 2008  to January 31, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $112,277, the majority of which was incurred in fiscal 2011.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

GLOBAL RESOURCE ENGERGY INC.
(A Development Stage Company)
REPORT AND FINANCIAL STATEMENTS
January 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-10

GEORGE STEWART, CPA
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Resources Energy Inc.

I have audited the accompanying balance sheet of Global Resources Energy Inc.. (A Development Stage Company) as of January 31, 2011 & 2010, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from November 6, 2008 (inception), to January 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Resources Energy Inc.., (A Development Stage Company) as of January 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended and from November 6, 2008 (inception), to January 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart
Seattle, Washington
November 23, 2011

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2011	January 31, 2010
Assets
Current Assets
Cash	$-	$12,729
Total Assets	-	12,729

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$84,277	$-
Total Current Liabilities	84,277	-

Long Term Liabilities
Loan from Director	-	704
Total Long Term Liabilities	-	704
Total Liabilities	84,277	704

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 81,000,000 shares (January 31, 2011) and 75,000,000 (January 31, 2010) issued and outstanding respectively	81,000	75,000
Additional paid-in-capital	(53,000)	(47,000)
Deficit accumulated during the development stage	(112,277)	(15,975)
Total stockholders’ equity (deficit)	84,277	12,025
Total liabilities and stockholders’ equity (deficit)	$-	$12,729

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			Inception on
	Year Ended	Year Ended	November 6, 2008
	January 31,	January 31,	To
	2011	2010	January 31, 2011

Revenues	$-	$-	$-

Expenses
Professional fees	36,700	10,100	46,800
Legal fees	11,165	2,000	13,165
General and administrative expenses	$48,437	$3,161	$52,312
Net (loss) from Operations before Taxes	96,302	15,261	112,277
Provision for Income Taxes	-	-
Net (loss)	$(96,302)	$(15,261)	$(112,277)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	81,000,000	187,493,425

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception on November 6, 2008 to January 31, 2011

				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$.001 Par Value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception on November 6, 2008	-	$-	$-	$-	$-
Common shares issued for cash at $0.0000167	180,000,000	180,000	(177,000)	-	3,000
Net (loss)	-	-	-	(714)	(714)
Balance as of January 31, 2009	180,000,000	180,000	(177,000)	(714)	2,286
Common shares issued for cash at $0.000833	30,000,000	30,000	(5,000)	-	25,000
Common shares cancelled (December 22, 2009)	(135,000,000)	(135,000)	135,000	-	-
Net (loss)	-	-	-	(15,261)	(15,261)
Balance, January 31, 2010	75,000,000	75,000	(47,000)	(15,975)	12,025
Reinstatement of shares previously canceled	6,000,000	6,000	(6,000)	-	-
Net (loss)				(96,302)	(96,302)
Balance, January 31, 2011	81,000,000	$81,000	$(53,000)	$(112,277)	$(84,277)

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			Inception on
	Year Ended	Year Ended	November 6, 2008
	January 31,	January 31,	To
	2011	2010	January 31, 2011

Operating Activities
Net (loss)	$(96,302)	$(15,261)	$(112,277)
Adjustment to reconcile net loss to cash used by operations:
Accounts payable	84,277	-	82,965
Net cash (used) for operating activities	(12,025)	(15,261)	(25,905)

Financing Activities
Loans from Director	(704)	-	-
Sale of common stock	-	25,000	28,000
Net cash provided by financing activities	-	25,000	28,704

Net increase (decrease) in cash and equivalents	(12,729)	9,739	-
Cash and equivalents at beginning of the period	12,729	2,990	-
Cash and equivalents at end of the period	$-	$12,729	$-

Supplemental cash flow information:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

Aura Bio Corp., now known as Global Resource Energy Inc., a corporation organized on November 6, 2008 under the laws of the State of Nevada (the “Company”) filed an amendment to its Articles of Incorporation (the “Amendment”) to change its name from Aura Bio Corp. to Global Resource Energy Inc. on November 16, 2010. The change in name to Global Resource Energy Inc. was effected December 10, 2010 on the Over-the-Counter Bulletin Board marketplace upon clearance by FINRA. The new trading symbol for the shares of common stock of the Company trading on the Over-the-Counter Bulletin Board has been changed to “GBEN”.

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

The Forward Stock Split was effectuated on December 10, 2010 based upon the filing with and acceptance by FINRA of the appropriate documentation. The Forward Stock Split increased the Corporation’s total issued and outstanding shares of common stock from 27,000,000 to 81,000,000 shares of common stock. The common stock will continue to be $0.001 par value, and all share values, references and amounts as presented in these financial statements reflect the impact of the forward split, retroactive to the date of inception.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the fiscal year ended January 31, 2011 the Company has accumulated losses of $112,277.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $112,277 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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

k) Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

3. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

On December 5, 2008, the Company issued 180,000,000 shares of common stock for total cash proceeds of $3,000.

During the period February 1, 2009 to May 21, 2009 the Company issued 30,000,000 shares of common stock for cash proceeds of $25,000.

On December 22, 2009, the Company canceled and returned back to treasury 135,000,000 common shares.

As of January 31, 2011 there were 81,000,000 shares issued and outstanding.

All shares and per-share data have been restated to reflect 3:1 forward stock split. The Forward Stock Split was effectuated with a record date of November 9, 2010. The forward Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. The par value for our shares of common stock remained the same at $0.001. Each of our shareholders holding one share of common stock was entitled to receive an additional 2 shares of our common stock.

4. INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $112,277 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The Company repaid these funds to Mr. Smimov during the most recently completed fiscal year leaving no balance due to Mr. Smirnov at January 31, 2011.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its  financial statements.

7. SUBSEQUENT EVENTS

On April 25, 2011, the Company received a resignation notice from Harry Lappa as President and Chief Executive Officer of the Company.  On the same day, the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares of the Company. This issuance resulted in a change of control of the Company.  Mr. Roe now has voting control over 52.6% of the Company’s issued and outstanding common stock.

On April 26, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of May 2, 2011, effecting a for 1,000 reverse-split of the Company’s issued and outstanding common shares. The reverse Split was approved by FINRA on July 27, 2011.

On July 21, 2011, the Company accepted the resignation of Douglas Roe as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock.  20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides three staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to our management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of January 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

There is no further information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by the Form 10-K, but that was not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers and Certain Significant Employees

The following table sets forth the names and ages of all directors, executive officers and certain significant employees of the Company as of the filing date of this report, further indicating all positions and offices with the Company held by each such person, their term of office, and any arrangement or understanding between their selves and any other person(s) pursuant to which they were or are to be selected as a director or officer:

Name	Age	Position	Term of Office
Robert Baker	41	President, CEO, Secretary, Treasurer and Director	July 21, 2011-present

Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company. Furthermore, except as otherwise indicated below, no director or person nominated or chosen to become a director holds any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a–1, et seq., as amended.

Robert Baker– President and Chief Executive Officer, Secretary-Treasurer, Member of the Board of Directors

Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company effective July 21, 2011.  Mr. Baker has been a businessman for the past twenty years. Mr. Baker has owned and operated Baker Plumbing & Heating Ltd. for the past fifteen years in Calgary, Alberta, Canada. He is responsible for all day to day business operations and the employment of fifteen people.

Mr. Baker is also a member of the Board of Directors of Aquasil International Inc., which is a reporting issuer whose shares are quoted on the OTCQB.

Involvement in Certain Legal Proceedings, Family Relationships

None of our executive officers, directors, significant employees, promoters or control persons have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no officers, directors or beneficial owners of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it commences business operations and/or increases its management beyond our current single employee.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Board of Directors presently does not have an audit committee; therefore the Board of Directors performs the same functions as an audit committee.

ITEM 11.              EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.

Summary Compensation Table

Name and Principal Position	Fiscal year ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Harry Lappa President & CEO, Secretary-Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harry Lappa President & CEO, Secretary-Treasurer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding stock option or any other form of equity plan.

Compensation of Directors

The Company did not have any compensation plans during fiscal 2011 and did not pay any compensation to its directors or officers during fiscal 2011 for their roles as officers or directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Harry Lappa President, Secretary and Treasurer	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

The Company does not currently have any equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 22, 2011, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Robert Baker	40,000,000 common shares held directly	99.57%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of December 22, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 40,171,000 shares of common stock outstanding as of December 22, 2011.

Security Ownership of Management

The following table sets forth information, as of December 22, 2011, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Robert Baker Director, CEO, President, Secretary and Treasurer	40,000,000 common shares held directly	99.57%
Common	All Officers and Directors as a group		99.57%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of December 22, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 40,171,000 shares of common stock outstanding as of December 22, 2011.

Changes in Control

Since the fiscal year ended January 31, 2011, there have been two changes in control in the Company.  On April 25, 2011, Mr. Harry Lappa, the then current sole director and officer of the Company resigned and Mr. Douglas Roe was appointed sole director and officer.   Mr. Roe was further issued 90,000,000 shares of the Company as a signing bonus thus effecting a change in control of the Company.

On July 21, 2011, the Company accepted the resignation of Douglas Roe as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.  On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock.  20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary.   This transaction effected a further change in control of the Company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

Mr. Smirnov has advanced funds to the Company to pay any costs incurred by it totaling $704. These funds are interest free. The Company repaid these funds to Mr. Smimov during the most recently completed fiscal year leaving no balance due to Mr. Smirnov at January 31, 2011.

On April 25, 2011, the Company  received a resignation notice from Harry Lappa as President and Chief Executive Officer of the Company.  On the same day, the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares of the Company. This issuance resulted in a change of control of the Company.  Mr. Roe with this issuance gained voting control over 52.6% of the Company’s issued and outstanding common stock and this action effected a change in control of the Company.

On July 21, 2011, the Company accepted the resignation of Douglas Roe as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock.  20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary.   This transaction effected a further change in control of the Company.

Promoters and Certain Control Persons

None.

Parents

There are no parents of our Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended January 31, 2011 and January 31, 2010:

Services	2011	2010
Audit fees	$11,700	$10,100
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	11,700	10,100

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees include tax planning and various taxation matters.

All other fees consist of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements & Schedules

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH TRAFFIC GROUP INC.

Date:	January 3, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	January 3, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer