Form 10-Q/A
period 2011-04-30
Global Resource Energy Inc.
filed 2012-02-27
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Global Energy Resource Inc. for the three month period ended April 30, 2011, filed with the Securities and Exchange Commission on February 10, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 3.4 and Exhibit 10.1 to the Form 10-Q which Exhibits had been noted in Item 6 as “filed herewith” but were not appended to the original filing document.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the 10-Q, does not reflect events that may have occurred subsequent to the original filing, and does not modify or update in any way disclosures made in the original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s principal executive officer and principal financial officer.

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

GLOBAL RESOURCE ENERGY INC.

Date:	February 27, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)