Form 10-Q
period 2011-07-31
Global Resource Energy Inc.
filed 2012-02-28
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

40,171,000 common shares outstanding as of February 27, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL ENERGY RESOURCE INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	July 31, 2011 (Unaudited)	January 31, 2011 (Audited)
Current Assets
Cash	$-	$-
Total Assets	-	-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$220,004	$84,277
Advances payable	3,271
Total Current Liabilities	223,275	84,277

Total Liabilities	223,275	84,277

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 authorized, and 171,000 shares (July 31, 2011) and 81,000 (January 31, 2011) issued and outstanding respectively	171	81,000
Additional paid-in-capital	117,829	(53,000)
Deficit accumulated during the development stage	(341,275)	(112,277)
Total stockholders’ equity (deficit)	(223,275)	(84,277)
Total liabilities and stockholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the six months		From Inception
	ended July 31,		ended July 31,		(November 6, 2008)
	2011	2010	2011	2010	To July 31, 2011

Revenue	$-	$-	$-	$-	$-

Expenses
General and Administrative Expenses	$45,628	$12	$90,698	$12	$155,110
Professional Fees	-	5,200	48,300	9,900	96,165
Management Fees	-	-	90,000	-	90,000
Net (loss) from Operations before Taxes	(45,628)	(5,212)	(228,998)	$(9,912)	$341,275

Provisions for Income Taxes	-	-	-	-	-

Net (loss)	$(45,628)	(5,212)	(228,998)	$(9,912)	(341,275)

Loss per common Share	$0.27	$0.07	$1.77	$0.13

Weighted Average of Number of Common Shares Outstanding	171,000	75,000	129,232	75,000

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	From Inception
	Ended	Ended	(November 6, 2008)
	July 31, 2011	July 31, 2010	To July 31, 2011

Operating Activities
Net (loss)	$(228,998)	$(9,912)	$(341,275)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	90,000	-	90,000
Accounts payable	135,727	-	220,004
Net cash (used) for operating activities	(3,271)	(9,912)	(31,271)

Financing Activities		-
Advances payable	3,271	-	3,271
Sale of common stock	-	-	28,000
Net cash provided by financing activities	3,271	-	31,271

Net increase (decrease) in cash and equivalents	-	(9,912)	-
Cash and equivalents at beginning of the period	-	12,729	-
Cash and equivalents at end of the period	$-	$2,817	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock based compensation, management services	$90,000	$-	$90,000

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2011

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

On April 25, 2011, the Company received a resignation notice from Harry Lappa as President and Chief Executive Officer of the Company.  On the same day, the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares (pre-reverse-split) of the Company. This issuance resulted in a change of control of the Company, Mr. Roe having voting control over 52.6% of the Company’s issued and outstanding shares of common stock.

On April 26, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of May 2, 2011, effecting a for 1,000 reverse-split of the Company’s issued and outstanding common shares. The reverse Split was approved by FINRA on July 27, 2011, and has been retroactively impacted to all share and per share figures in these financial statements.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the period ended July 31, 2011 the Company has accumulated losses of $341,275.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $341,275 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
July 31, 2011

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

On April 25, 2011, the Company issued 90,000 shares of common stock to its new officer and director, Douglas Roe. This issuance resulted in a change of control of the Company, Mr. Roe having control over 52.6% of the Company’s issued and outstanding shares of common stock.

As at July 31, 2011 we had a total of 171,000 shares issued and outstanding.

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

4. INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $341,275 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

On April 25, 2011 the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares (pre-reverse-split) of the Company. Due to the fact that Mr. Roe is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at par value, or $0.001 per share. This issuance resulted in a change of control of the Company. Mr. Roe now has voting control over 52.6% of the Company’s issued and outstanding common stock.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2011

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

7. ADVANCES PAYABLE

During the six month period ended July 31, 2011 the Company received an advance of $3,271 which amount was used to settle certain outstanding accounts payable.  The advance bears no interest and is due on demand.

8. OTHER EVENTS

On July 21, 2011, the Company accepted the resignation of Douglas Roe as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Robert Baker was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

9. SUBSEQUENT EVENTS

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

We had no cash on hand as of July 31, 2011or January 31, 2011.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the six months ended July 31, 2011, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended January 31, 2011.

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

Results of Operations

The discussion and financial statements contained herein are for the six month periods ended July 31, 2011 and July 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Six Months Ended July 31, 2011and July 31, 2010

During the six month periods ended July 31, 2011and 2010, we earned no revenues from operations.

For the six months ended July 31, 2011, our loss from operations increased substantially to $228,998, from $9,212 in the prior year.  This increase was mainly due to increased operations while we moved to execute our business plan and retained the services of legal professionals to assist in preparation and completion of the business plan.  As a result we recorded professional fees during the current three month period totaling $48,300 as compared to $9,900 over the same six months in the prior fiscal year. In addition, we retained new management and provided signing bonus in the form of 90,000 shares of the Company’s common stock, which shares were valued at $90,000 and recorded as management fees during the current six month period ended July 31, 2011, as compared to $Nil in the same period in the prior fiscal year.  General and administrative fees incurred during the six month period ended July 31, 2011 totaled $90,698 compared to $12 in the comparative six month period ended July 31, 2010.  General and administrative fees include fees paid to consultants, general office expenses and fees paid to meet our regulatory reporting requirements.

Period from inception, November 6, 2008 to July 31, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $341,275, the majority of which was incurred in the current six month period ended July 31, 2011as we restructured the Company and commenced our business operations.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2011.

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

Management's Remediation Initiatives

As of July 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended July 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

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