Form 10-Q
period 2011-10-31
Global Resource Energy Inc.
filed 2012-03-01
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

40,171,000 common shares outstanding as of February 29, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	October 31, 2011 (Unaudited)	January 31, 2011 (Audited)
Current Assets
Cash	$-	$-
Prepaid expenses	4,187	-
Total Assets	4,187	-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$255,794	$84,277
Advances payable	15,848
Total Current Liabilities	271,642	84,277

Total Liabilities	271,642	84,277

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 40,171,000 shares (October 31, 2011) and 81,000 (January 31, 2011) issued and outstanding respectively	40,171	81,000
Additional paid-in-capital	117,829	(53,000)
Deficit accumulated during the development stage	(425,455)	(112,277)
Total stockholders’ equity (deficit)	(267,455)	(84,277)
Total liabilities and stockholders’ equity (deficit)	$4,187	$-

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months		For the nine months		From Inception
	ended October 31,		ended October 31,		(November 6, 2008)
	2011	2010	2011	2010	To October 31, 2011

Revenue	$-	$-	$-	$-	$-

Expenses
General and Administrative Expenses	$45,250	$18	$135,948	$30	$200,360
Professional Fees	8,000	8,126	56,300	22,865	104,165
Management Fees	40,000	-	130,000	-	130,000
Net (loss) from Operations before Taxes	(93,250)	(8,144)	(322,248)	$(22,895)	$(434,525)

Debts forgiven	9,070	-	9,070	-	9,070
Provisions for Income Taxes	-	-	-	-	-
Net (loss)	$(84,180)	(8,144)	(313,178)	$(22,895)	$(424,455)

Loss per common Share	$(0.002)	$(0.105)	$(0.025)	$(0.298)

Weighted Average of Number of Common Shares Outstanding	36,257,957	77,413	12,304,480	76,824

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	From Inception
	Ended	Ended	(November 6, 2008)
	October 31, 2011	October 31, 2010	To October 31, 2011

Operating Activities
Net (loss)	$(313,178)	$(22,895)	$(425,455)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	130,000	-	130,000
Prepaid expenses	(4,187)	-	(4,187)
Accounts payable	171,517	12,965	255,794
Net cash (used) for operating activities	(15,848)	(9,930)	(43,848)

Financing Activities		-
Advances payable	15,848	-	15,848
Sale of common stock	-	-	28,000
Net cash provided by financing activities	15,848	-	43,848

Net increase (decrease) in cash and equivalents	-	(9,930)	-
Cash and equivalents at beginning of the period	-	12,729	-
Cash and equivalents at end of the period	$-	$2,799	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock based compensation, management services	$130,000	$-	$130,000

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2011

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the period ended October 31, 2011 the Company has accumulated losses of $425,455.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $425,455 as of October 31, 2011and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
October 31, 2011

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

On August 18 and 19, 2011 the Company issued 20,000,000 shares to Mr. Robert Baker, for a total of 40,000,000 shares of common stock. Mr. Baker became the Company’s sole officer and director on July 21, 2011.  The issuances resulted in a change in control, Mr. Baker having control over 99.6% of the Company’s issued and outstanding common stock.

As at October 31, 2011 we had a total of 40,171,000 shares issued and outstanding.

All shares and per-share data have been restated to reflect 1,000:1 reverse stock split which was effectuated with a record date of April 26, 2011. The Reverse Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. The par value for our shares of common stock remained the same at $0.001.

4. INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $425,455 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2011

5. RELATED PARTY TRANSACTIONS

On April 25, 2011 the Company appointed Douglas Roe as its new President and Chief Executive Officer.  Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares (pre-reverse-split) of the Company. Due to the fact that Mr. Roe is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at par value, or $0.001 per share. This issuance resulted in a change of control of the Company, Mr. Roe having voting control over 52.6% of the Company’s issued and outstanding  hares of common stock.

On July 21, 2011 Mr. Roe resigned and concurrently Mr. Robert Baker was appointed the new President and Chief Executive officer. On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock.  20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary.  Due to the fact that Mr. Baker is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at par value, or $0.001 per share. This issuance resulted in a change of control of the Company.  Mr. Baker has voting control over 99.6% of the Company’s issued and outstanding common stock.

6. NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations.

7. ADVANCES PAYABLE

During the nine month period ended October 31, 2011 the Company received an advance of $15,848 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period.  The advance bears no interest and is due on demand.

8. SUBSEQUENT EVENTS

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

We have evaluated subsequent events through February 27, 2012. Other than those set out above, there have been no subsequent events after October 31, 2011 for which disclosure is required.

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

We had no cash on hand as of October 31, 2011or January 31, 2011.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the nine months ended October 31, 2011, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended January 31, 2011.

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

Results of Operations

The discussion and financial statements contained herein are for the three and nine month periods ended October 31, 2011 and October 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Three Months Ended October 31, 2011and October 31, 2010

During the three month periods ended October 31, 2011and 2010, we earned no revenues from operations.

For the three months ended October 31, 2011, our loss from operations increased substantially to $93,250, from $8,144 in the prior year.  This increase was mainly due to increased operations while we moved to execute our business plan and retained the services of legal and other professionals to assist in preparation and completion of the business plan.  We retained new management and provided a signing bonus in the form of 40,000,000 shares of the Company’s common stock, which shares were valued at $40,000 and recorded as management fees during the current three month period ended October 31, 2011, as compared to $Nil in the same period in the prior fiscal year.  General and administrative fees incurred during the three month period ended October 31, 2011 also increased substantially and totaled $45,250 compared to $18 in the comparative three month period ended October 31, 2010.  General and administrative fees include fees paid to consultants, general office expenses and fees paid to meet our regulatory reporting requirements. We incurred professional fees during the current three month period totaling $8,000 as compared to $8,126 over the same three months in the prior fiscal year.  During the most recently completed three months we recorded forgiveness of debt totaling $9,070 with no similar transaction in the prior fiscal year.  As a result our net loss for the three months ended October 31, 2011 and 2010 were $84,180 and $8,144 respectively.

Comparison of the Nine Months Ended October 31, 2011and October 31, 2010

During the nine month periods ended October 31, 2011and 2010, we earned no revenues from operations.

For the nine months ended October 31, 2011, our loss from operations increased substantially to $322,248, from $22,895 in the prior year.  This increase was mainly due to increased operations over the current nine months as while we moved to execute our business plan and retained the services of legal and other professionals to assist in preparation and completion of the business plan.  We retained new management and provided signing bonuses in the form of 40,090,000 shares of the Company’s common stock, which shares were valued at $130,000 and recorded as management fees during the current nine month period ended October 31, 2011, as compared to $Nil in the same period in the prior fiscal year.  General and administrative fees incurred during the nine month period ended October 31, 2011 also increased substantially and totaled $135,948 compared to $30 in the comparative nine month period ended October 31, 2010.  General and administrative fees include fees paid to consultants, general office expenses and fees paid to meet our regulatory reporting requirements. We professional fees during the current nine month period totaling $56,300 as compared to $22,865 over the same nine months in the prior fiscal year. The increase was predominantly attributed to an increase in legal expenses. During the most recently completed nine months we recorded forgiveness of debt totaling $9,070 with no similar transaction in the prior fiscal year.  As a result our net loss for the nine months ended October 31, 2011 and 2010 were $313,178 and $22,895 respectively.

Period from inception, November 6, 2008 to October 31, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $424,455, the majority of which was incurred in the current nine month period ended October 31, 2011 as we restructured the Company and commenced our business operations.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2011.

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

Management's Remediation Initiatives

As of October 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended October 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

GLOBAL RESOURCE ENERGY INC.

Date:	February 29, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer (Principal Executive Officer, Principal Financial & Accounting Officer)