Form 10-K
period 2012-01-31
Global Resource Energy Inc.
filed 2012-05-18
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Yes	[X]	No	[ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ X ]	No	[ ]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being approximately $3.00 on the date nearest to the last trading day of the second quarter, was approximately $108,000 as of July 31, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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
71,170,997 common shares outstanding as of May 10, 2012

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

On April 26, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of May 2, 2011, effecting a 1,000 to 1 reverse-split of the Company’s issued and outstanding common shares. The reverse Split was approved by FINRA on July 27, 2011.

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

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. assigned its distributor agreement with Dongguan City Cled Optoelectronic Co. Ltd. (“Dongguan”) for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Dongguan with their trademark CLED.

Global Resource Energy Inc. intends to become  a Clean Energy Solutions Company  delivering Clean Renewable Energy around the world, with an initial focus on North America. Our principal focus is to acquire evolving renewable technologies and to deliver reliable, clean energy that is harvested from local sustainable natural resources like Wind, Sun, Water and Earth.

Current Business

Global Resource Energy is a clean energy company that will provide services and solutions to businesses, communities and individuals so we can all enjoy a cleaner environment today and for tomorrow.

  Our intent is to be a licensor and reseller of clean energy products including wind, solar and alternative energy technologies.

In keeping with the Company’s plan of licensing and reselling clean energy products, on January 26, 2012, the Company entered into an assignment agreement and acquired the distribution rights for the  distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Dongguan with their trademark CLED.

The Company is in negotiation with Kardings America to undertake the business operations of supplying highly efficient LED street lighting to municipalities throughout North America through the Company’s exclusive North American distribution agreement.   The Company has the exclusive rights to market, sell and distribute the most efficient and long lasting street lights to municipalities, cities and counties throughout the United States and Canada.

In addition to supplying LED lighting, Kardings management is also familiar with  a Green Energy Fund called the Hero Program™. This fund is designed to help financially strapped communities not only upgrade to new, highly efficient LED lighting, but to immediately reduce the cost of paying for and maintaining lighting by as much as 40% simply by signing up for the program. The program offers a way to purchase the lighting, and if necessary, the poles, and take advantage of the greater levels of efficiency offered by LED lighting systems. If a municipality elects to choose a 10 year term the cost of lighting could immediately be reduced through subsidies offered by the Hero Program™ up to 40% off their current lighting costs.
As at the date of this filing, the Company does not have sufficient funds to fund any distribution activities or to enter into any management agreement with Kardings and it will have to raise funding in order to be able to undertake its current business plan and to commence distribution of any of the Dongguan products.

Principal Products and Services and their Markets

The Company has a broad range of indoor and outdoor municipal lighting products. Currently, the products can be viewed  in the “Products” section on the Kardings website at www.kardings.com.  The Company has not yet established its own website for the its Products.

The Company will provide the service to help guide municipalities through complex negotiations with utilities and with installation contractors to help maximize the cost savings of upgrading.

The lighting systems are available to municipalities of any size. The Company would have the ability to supply villages of 500 with the capacity to produce 50,000 lights per month which could furnish a city of 3 million people, subject to the Company being able to raise the required financing.

Distribution Methods of the Products

The Company will be required to set up distribution of its Products, currently it is in negotiation with Kardings to undertake the marketing and distribution or it may acquire Kardings.   Once the Company has determined whether to directly distribute or enter into a marketing agreement with Kardings or some other marketing and distribution company, the Products are currently manufactured in China and will be shipped by container directly to their North America destinations.

Status of any Publicly Announced New Product

The Company has acquired the distribution rights to various lighting products as described above on January 26, 2012.   However, the Company has not yet set up its distribution or marketing initiatives as it does not have sufficient funding to do so.   The Company will be required to undertake a financing in order to commence distribution.    The Products are readily available through the manufacturer and are CE approved for worldwide distribution and UL approved for North America which includes the United States and Canada.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

The Company,  as are most LED distributors today, is a new company with no history of sales or distribution. Even the largest competitor is still in the early stages of business with very few installations. While we believe we have the most technically advanced product in the world and that product is back by the longest warranty at 5 years with the nearest competitor at only 3 years, we still must develop a market for our Products.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers

All of our products are sourced from one Chinese manufacturer that has given the Company distribution rights exclusively. The Dongguan City Cled Optoelectronic Co. Ltd. supplies our full line of lights on a revolving distribution agreement.

Dependence on One or a Few Major Customers

We do not currently have any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Patents and trademarks  (“CLED”) are held by the Dongguan City Cled Optoelectronic Co. Ltd. (the “Supplier”) The Company has a distribution agreement with Dongguan City Cled Optoelectronic Co., Ltd.  The Company has the right to use the trade mark of Supplier during the effective penod of the distribution agreement in connection  with the sale of  Products. Any and all rights granted by the Supplier to the Company shall terminate upon termination of the distribution agreement.

Under the terms of the distribution agreement, the Company has the exclusive rights to all U.S. states East of the Mississippi River and including the states of California, Oregon, Washington and Arizona and anywhere in Canada (the “Exclusive Territory”), as well, the Company also has the rights to sell or export products outside the Exclusive Territory during the effective period of the distribution agreement. Should the Company sell to any parties outside the Exclusive Territory, those customers will be grandfathered in the event that the supplier assigns the market to another distributor.     The distribution agreement expires on October 31, 2012 and may be granted for another twelve months subject to the Supplier’s consent.   The agreement is for a must meet.

Need for Any Government Approval of Principal Products or Services

Although the lights are assembled in China, only the housing and lenses are actually manufactured there. The LED array is manufactured by BridgeLux® in California, USA and the electrical drivers are made by Philips® in the USA.

The products are all certified by Conformité Européenne (CE). CE is a mandatory conformity mark for products placed on the market in the European Economic Area (EEA) and in most Latin American and South American Countries. With the CE marking on a product, the manufacturer ensures that the product conforms with the essential requirements of the applicable EC directives. In addition to the CE certification the lights are also certified by Underwriters Laboratories (UL) and conform to electrical safety standards in the United States and Canada.

Effect of Existing or Probably Government Regulations on our Business

As the general lighting landscape continues to evolve, LED lighting for general illumination is being adopted as a viable alternative to traditional lighting due to its unique characteristics and its energy savings potential.

Like traditional lighting equipment, solid-state lighting (SSL) products sold in the United States  and Canada are subject to industry standards governing safety and performance. There are key guidelines as well as performance and safety standards that are applicable to SSL products, including those utilizing light-emitting diodes (LEDs).

The use of national standards and test methods improves consistency of performance and facilitates product comparisons, thereby increasing consumer confidence and satisfaction. As the technology matures, standards and guidelines are created or revised as needed. New technologies require new standards and testing benchmarks. From an industry perspective standards and regulations provide a platform for consistent language in regard to definitions, test methods, laboratory accreditation and for product design, manufacturing and testing.

From a governmental perspective, regulation helps ensure public safety, provides consumer protection, regulates energy consumption and monitors environmental issues.

Standards are voluntary and Regulations are mandatory.

Federal Government Regulations:

In December 2007, the federal government enacted the Energy Independence and Security Act of 2007, which contains maximum wattage requirements for all general service incandescent lamps producing from 310–2600 lumens of lightHowever, these regulations never became law, as another section of the 2007 EISA bill overwrites them, and thus, current law, as specified in the U.S. Code, "does not relate to maximum wattage requirements.”

The efficiency standards will start with 100-watt bulbs and end with 40-watt bulbs. The timeline for these standards was to start in January 2012, but on December 16, 2011, the U.S. House passed the final 2012 budget legislation, which effectively delayed the implementation until October 2012. Light bulbs outside of this range are exempt from the restrictions. Also exempt are several classes of specialty lights, including appliance lamps, rough service bulbs, 3-way, colored lamps, stage lighting, and plant lights.

The United States Environmental Protection Agency's Energy Star program in March 2008 established rules for labeling lamps that meet a set of standards for efficiency, starting time, life expectancy, color, and consistency of performance. The intent of the program is to reduce consumer concerns about efficient light bulbs due to variable quality of products.[32] Those CFLs with a recent Energy Star certification start in less than one second and do not flicker. Energy Star Light Bulbs for Consumers is a resource for finding and comparing Energy Star qualified lamps.

By 2020, a second tier of restrictions would become effective, which requires all general-purpose bulbs to produce at least 45 lumens per watt (similar to current CFLs). Exemptions from the Act include reflector flood, 3-way, candelabra, colored, and other specialty bulbs.

Individual state efforts
California will phase out the use of incandescent bulbs by 2018 as part of bill by California State Assembly on October 12, 2007. The bill aims to establish a minimum standard of twenty-five lumens per watt by 2013 and sixty lumens per watt by 2018.

Canada

The provincial government of Nova Scotia stated in February 2007 that it would like to move towards preventing the sale of incandescent light bulbs in the province.

In April 2007, Ontario's Minister of Energy Dwight Duncan announced the provincial government's intention to ban the sale of incandescent light bulbs by 2012. Later in April, the federal government announced that it would ban the sale of inefficient incandescent light bulbs nation-wide by 2012 as part of a plan to cut down on emissions of greenhouse gases. On Nov 9, 2011, the federal government approved a proposal to delay new energy efficiency standards for light bulbs until Jan. 1, 2014, when it will become illegal to import inefficient incandescent lighting across the country.  In Dec 2011, Ontario Energy Minister confirmed that Ontario is scrapping the five-year-old promise "to avoid confusing consumers".

The Energy Star program, in which Natural Resources Canada is a partner, in March 2008 established rules for labeling lamps that meet a set of standards for efficiency, starting time, life expectancy, color, and consistency of performance. The intent of the program is to reduce consumer concerns about efficient light bulbs due to variable quality of products. Those CFLs with a recent Energy Star certification start in less than one second and do not flicker.

In January 2011, the province of British Columbia banned retailers from ordering 75- or 100-watt incandescent bulbs. The nation's Energy Efficiency Regulations are published on the Natural Resources Canada website.

Research and Development Activities and Costs

We did not undertake any research and development activities in fiscal 2011 or 2012.

Costs and Effects of Compliance with Environmental Law

The secondary function of LED lighting is to reduce energy consumption. When the cost of maintaining existing municipal lighting systems is factored in LED lights can be as much as 75% more efficient. Although the initial cost of purchasing LED lighting is higher, over a fifteen year term the LED lights are more than 75% less expensive to own and operate. LED lights do not use harmful metals such as mercury either and do not pollute the night sky.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTC Markets QB (OTC/QB) under the trading symbol “GBEN”. Following is a report of high and low bid pricing for the last two fiscal years for the Company’s common stock.

Quarter	High ($)	Low ($)
4th Quarter ended 1/31/2012	0.35	0.10
3rd Quarter ended 10/31/2011	0.10	0.10
2nd Quarter ended 7/31/2011*	0.10	0.0015
1st Quarter ended 4/30/2011	0.097	0.007

4th Quarter ended 1/31/2011	0.06	0.022
3rd Quarter ended 10/31/2010	0.18	0.01
2nd Quarter ended 7/31/2010	0.74	0.05
1st Quarter ended 4/30/2010	0.05	0.05
•	After giving effect to a 1000 to 1 reverse split.
The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 8, 2012, there were 20 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On April 20, 2012, effective January 26, 2012, the Company issued a total of 1,000,000 shares to Patedma Group Corp. pursuant to the assignment of the distributorship agreement between the Company and Patedma Group Corp. dated January 26, 2012.

On April 26, 2012, the Company issued a total of 29,999,997 shares in settlement of certain debt on the books of the Company.

The Issuer relied upon the “Regulation S” exemption for the issuance of the shares as detailed above as the shares were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

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

At the report date our business plan is to be a distributor,  licensor or  reseller of clean technologies. On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED.

Liquidity & Capital Resources

We are a development stage company intending to engage in the licensing and reselling or distribution of clean technologies. We currently have one distribution contract for the distribution of LED lights. We have not yet commenced operations as we have no funding with which to undertake any distribution under our agreement.   We have not generated any revenues and we expect to incur substantial costs while continuing to effect our business plan and meeting our ongoing corporate obligations and debt servicing.

We had no cash on hand as of January 31, 2012  or  as of  January 31, 2011.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the fiscal year ended January 31, 2012, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended January 31, 2011.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal years ended January 31, 2012 and January 31, 2011.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Fiscal Year Ended January 31, 2012 and January 31, 2011

During the fiscal years ended January 31, 2012 and 2011, we earned no revenues from operations.

For the fiscal year ended January 31, 2012, our loss from operations increased substantially to $316,647 from $96,302 in the prior year.  This increase was mainly due to increased operations over the current nine months as while we moved to execute our business plan and retained the services of legal and other professionals to assist in preparation and completion of the business plan. We retained new management and provided signing bonuses in the form of 40,090,000 shares of the Company’s common stock, which shares were valued at $130,000 and recorded as management fees during the current fiscal year ended January 31, 2012, as compared to $Nil in the same period in the prior fiscal year. General and administrative fees incurred during the fiscal year ended January 31, 2012 also increased substantially and totaled $141,607 compared to $58,537 in the comparative same period ended January 31, 2011. General and administrative fees include fees paid to consultants, general office expenses and fees paid to meet our regulatory reporting requirements. We professional fees during the current twelve month period totaling $54,110 as compared to $37,765 in the prior fiscal year. The increase was predominantly attributed to an increase in legal expenses. During the most recently completed twelve months we recorded forgiveness of debt totaling $9,070 with no similar transaction in the prior fiscal year. As a result our net loss for the fiscal year ended January 31, 2012 and 2011 were $316,647 and $96,302 respectively.

Period from inception, November 6, 2008  to January 31, 2012

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $428,924, the majority of which was incurred in fiscal 2011.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

GLOBAL RESOURCE ENGERGY INC.
(A Development Stage Company)
REPORT AND FINANCIAL STATEMENTS
January 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-11

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Resource Energy Inc.

I have audited the accompanying balance sheets of Global Resource Energy Inc. (A Development Stage Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2012 and 2011 and for the period from November 6, 2008 (inception), to January 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Energy Inc., (A Development Stage Company) as of January 31, 2012 and 2011, and the results of its operations and cash flows for the years ended January 31, 2012 and 2011 and the period from November 6, 2008 (inception), to January 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart
Seattle, Washington
May 16, 2012

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2012		January 31, 2011

Assets
Current Assets
Cash	$		$-
Prepaid expenses		3,437	-
Total current assets		3,437	-

Intangible assets		187,500	-
Total Assets		$190,937	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable		$258,513	$84,277
Advances payable		15,848	-
Total Current Liabilities		274,361	84,277

Total Liabilities		274,361	84,277

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 41,171,000 shares (January 31, 2012) and 81,000 (January 31, 2011) issued and outstanding respectively		41,171	81,000
Additional paid-in-capital		304,329	(53,000)
Deficit accumulated during the development stage		(428,924)	(112,277)
Total stockholders’ equity (deficit)		(83,424)	(84,277)
Total liabilities and stockholders’ equity (deficit)		$190,937	$-

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	From Inception on
	January 31,	January 31,	November 6, 2008
	2012	2011	To January 31, 2012

Revenues	$-	$-	$-

Expenses
General and administrative expenses	$141,607	$58,537	206,019
Professional fees	54,110	37,765	101,975
Management fees	130,000	-	$130,000
Net (loss) from Operations before Taxes	(325,717)	(96,302)	(437,994)

Debts forgiven	9,070	-	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(316,647)	$(96,302)	$(428,924)

(Loss) per common share – Basic and diluted	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding	19,342,068	81,000,000

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception on November 6, 2008 to January 31, 2012

				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$.001 Par Value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception on November 6, 2008	-	$-	$-	$-	$-
Common shares issued for cash at $0.0000167	180,000,000	180,000	(177,000)	-	3,000
Net (loss)	-	-	-	(714)	(714)
Balance as of January 31, 2009	180,000,000	180,000	(177,000)	(714)	2,286
Common shares issued for cash at $0.000833	30,000,000	30,000	(5,000)	-	25,000
Common shares cancelled (December 22, 2009)	(135,000,000)	(135,000)	135,000	-	-
Net (loss)	-	-	-	(15,261)	(15,261)
Balance, January 31, 2010	75,000,000	75,000	(47,000)	(15,975)	12,025
Reinstatement of shares previously canceled	6,000,000	6,000	(6,000)	-	-
Net (loss)	-	-	-	(96,302)	(96,302)
Balance, January 31, 2011	81,000,000	81,000	(53,000)	(112,277)	(84,277)
Stock reverse split: 1000:1	(80,919,000)	(80,919)	80,919		-
Common shares issued for management fee	90,000	90	89,910	-	90,000
Common shares issued for services	40,000,000	40,000	-	-	40,000
Common shares issued to purchase intangible assets	1,000,000	1,000	186,500	-	187,500
Net (loss)	-	-	-	(316,647)	(316,647)
Balance, January 31, 2012	41,171,000	$41,171	$304,329	$(428,924)	$(83,424)

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
	Year Ended	Year Ended	Inception on
	January 31,	January 31,	November 6, 2008 To
	2012	2011	January 31, 2012

Operating Activities
Net (loss)	$(316,647)	$(96,302)	$(428,924)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	130,000	-	130,000
Prepaid expenses	(3,437)	-	(3,437)
Accounts payable	174,236	84,277	258,513
Net cash (used) for operating activities	(15,848)	(12,025)	(43,848)

Financing Activities
Advances payable	15,848	-	15,848
Loans from Director	-	(704)	-
Sale of common stock	-	-	28,000
Net cash provided by financing activities	15,848	(704)	43,848

Net increase (decrease) in cash and equivalents	-	(12,729)	-
Cash and equivalents at beginning of the period	-	12,729	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock based compensation, management services	$130,000	$-	$130,000
Shares issued to purchase intangible assets	187,500	-	187,500
	$317,500	$-	$317,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the fiscal year ended January 31, 2012 the Company has accumulated losses of $428,924.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $428,924 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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

g) Identified intangible assets
Identified intangible assets with identifiable useful lives are generally amortized on a straight-line basis over the periods of benefit in accordance with SFAS No.142. We amortize all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit.

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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the date of issued. The agreement shall be terminated on 31st October, 2012 with the option to renew for a further period of 12 months subject to the consent.

As a result of the agreement in the fiscal year ended January 31, 2012, we recorded $187,500 with lives of nine months that are subject to amortization.

4. COMMON STOCK

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

On January 26, 2012, the Company issued 1,000,000 shares to Dongguan City Cled Optoelectonic Co. Ltd in respect to the assignment of distributor agreement. (ref: Note – 3)

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

4. COMMON STOCK – (continued)

As at January 31, 2012, we had a total of 41,171,000 shares issued and outstanding.

All shares and per-share data have been restated to reflect 1,000:1 reverse stock split which was effectuated with a record date of April 26, 2011. The Reverse Stock Split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. The par value for our shares of common stock remained the same at $0.001.

5. INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $428,924 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

On April 25, 2011, the Company appointed Douglas Roe as its new President and Chief Executive Officer. Concurrent with the appointment of Mr. Roe, he received a $90,000 signing bonus for acting as President and Chief Executive Officer. The signing bonus was paid to Mr. Roe by the issuance of 90 million shares (pre-reverse-split) of the Company. Due to the fact that Mr. Roe is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at par value, or $0.001 per share. This issuance resulted in a change of control of the Company, Mr. Roe having voting control over 52.6% of the Company’s issued and outstanding shares of common stock.

On July 21, 2011, Mr. Roe resigned and concurrently Mr. Robert Baker was appointed the new President and Chief Executive officer. On August 1, 2011, the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock. 20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary. Due to the fact that Mr. Baker is the controlling shareholder of the Company, and the Company’s sole officer and director, the shares were valued at par value, or $0.001 per share. This issuance resulted in a change of control of the Company. Mr. Baker has voting control over 99.6% of the Company’s issued and outstanding common stock.

7. NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may cause a material impact on our financial condition, or the results of our operations.

8. ADVANCES PAYABLE

During the fiscal year ended January 31, 2012 the Company received an advance of $15,848 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period. The advance bears no interest and is due on demand.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012

9. SUBSEQUENT EVENTS

On April 26, 2012, the Company issued a total of 29,999,997 shares in settlement of certain debt on the books of the Company.

We have evaluated subsequent events through May 14, 2012. Other than those set out above, there have been no subsequent events after January 31, 2012 for which disclosure is required.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2012:

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

Management's Remediation Initiatives

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position	Term of Office
Robert Baker	42	President, CEO, Secretary, Treasurer and Director	July 21, 2011-present

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending January 31, 2012, the late filings are as follows:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Robert Baker	CEO, President, Secretary, Treasurer and Director	Late/1	Late/1	N/A

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.

Summary Compensation Table

Name and Principal Position	Fiscal year ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Baker President & CEO, Secretary-Treasurer	2012	$40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000(1)
Douglas Roe President & CEO, Secretary-Treasurer (resigned July 21, 2011)	2012	-0-	-0-	90,000	-0-	-0-	-0-	-0-	90,000(2)
Harry Lappa President & CEO, Secretary-Treasurer (resigned April 25, 2011)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harry Lappa President & CEO, Secretary-Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)
On August 1, 2011 the Company approved an annual salary to Mr. Baker of $40,000 which amount was paid by the issuance of a total of 40,000,000 shares of the Company’s common stock.  20,000,000 shares were issued on August 18 and 19, 2011 respectively to Mr. Baker in full satisfaction of his annual salary.

(2)	On April 25, 2011, Mr. Roe was issued 90,000,000 shares of the Company as a signing bonus.

Outstanding Equity Awards at Fiscal Year End

The Company has no outstanding stock option or any other form of equity plan.

Compensation of Directors

The Company did not have any compensation plans during fiscal 2012 and did not pay any compensation to its directors  during fiscal 2012 for their roles as directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of May 8, 2012, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Robert Baker	40,000,000 common shares held directly	56.20%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 8, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 71,170,997 shares of common stock outstanding as of May 8, 2012.

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

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Robert Baker Director, CEO, President, Secretary and Treasurer	40,000,000 common shares held directly	56.20%
Common	All Officers and Directors as a group		56.20%

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 8, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 71,170,997 shares of common stock outstanding as of May 8, 2012.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended January 31, 2012 and January 31, 2011:

Services	2012 $	2011 $
Audit fees	10,300	11,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	10,300	11,700

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

GLOBAL RESOURCE ENERGY INC.

Date:	May 16, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	May 16, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer