Form 10-Q
period 2012-04-30
Global Resource Energy Inc.
filed 2012-06-19
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

333-157558
(Commission File Number)

GLOBAL RESOURCE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0677348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bay #20, 4216 – 64th Ave SE, Calgary, AB, Canada	T2C 2B3
(Address of principal executive offices)	(Zip Code)

(403) 801-2755
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

Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

71,170,997 common shares outstanding as of June 8, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended April 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	April 30, 2012 (Unaudited)	January 31, 2012 (Audited)
Current Assets
Prepaid expenses	1,415	3,437
Total current assets	1,415	3,437

Intangible assets, net	125,000	187,500
Total Assets	$126,415	$190,937

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$232,963	$258,513
Advances payable	24,082	15,848
Total Current Liabilities	257,045	274,361

Total Liabilities	257,045	274,361

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 authorized,
and 71,170,997 shares (April 30, 2012) and 41,171,000 (January 31, 2012) issued and outstanding respectively	71,171	41,171
Additional paid-in-capital	304,329	304,329
Deficit accumulated during the development stage	(506,130)	(428,924)
Total stockholders’ equity (deficit)	(130,630)	(83,424)
Total liabilities and stockholders’ equity (deficit)	$126,415	$190,937

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception on
	Three months	Three months	November 6, 2008
	Ended	Ended	To
	April 30, 2012	April 30, 2011	April 30, 2012

Revenues	$-	$-	$-

Expenses
General and administrative expenses	$4,228	$45,070	210,247
Amortization	62,500	-	62,500
Professional fees	10,478	48,300	112,453
Management fees	-	90,000	$130,000
Net (loss) from Operations before Taxes	(77,206)	(183,370)	(515,200)

Debts forgiven	-	-	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(77,206)	$(183,370)	$(506,130)

(Loss) per common share – Basic and diluted	$(0.00)	$(2.13)

Weighted Average Number of Common Shares Outstanding	43,504,333	86,056

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception on
	Three months	Three months	November 6, 2008
	Ended	Ended	To
	April 30, 2012	April 30, 2011	April 30, 2012

Operating Activities
Net (loss)	$(77,206)	$(183,370)	$(506,130)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	90,000	130,000
Amortization	62,500	-	62,500
Prepaid expenses	2,022	-	(1,415)
Accounts payable	4,450	93,370	262,963
Net cash (used) for operating activities	(8,234)	-	(52,082)

Financing Activities
Advances payable	8,234	-	24,082
Loans from Director	-	-	-
Sale of common stock	-	-	28,000
Net cash provided by financing activities	8,234	-	52,082

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock based compensation, management services	$-	$90,000	$130,000
Shares issued to purchase intangible assets	-	-	187,500
	$-	$90,000	$317,500

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012

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

On April 26, 2011, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with the effective date of May 2, 2011, effecting a for 1,000 reverse-split of the Company’s issued and outstanding common shares. The reverse Split was approved by FINRA on July 27, 2011, and has been retroactively impacted to all shares and per share figures in these financial statements.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the three months period ended April 30, 2012 the Company has accumulated losses of $506,130.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $506,130 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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

g) Identified intangible assets

Identified intangible assets with identifiable useful lives are generally amortized on a straight-line basis over the periods of benefit in accordance with ASC 350 (formerly SFAS No.142). We amortize all acquisition-related intangible assets that are subject to amortization over the estimated useful life based on economic benefit.

h) Stock-based Compensation
Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

i) Income Taxes
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

j) Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

j) Fiscal Periods
The Company's fiscal year end is January 31.

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. (“Patedma”) assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the shares on the issuance date. The agreement shall be terminated on 31st October, 2012 with the option to renew for a further period of 12 months subject to the consent.

As a result of the aforementioned agreement, we capitalized $187,500 as identified intangible assets with a life of nine months, the term of the existing distributorship agreement, which amount is subject to amortization on a monthly basis over the term.

	April 30, 2012	January 31, 2012
Cost	$187,500	$187,500
Less accumulated amortization	(62,500)	-
	$125,000	$187,500

During the three month period ended April 30, 2012, the Company recorded $62,500 as amortization expenses.

4. DEBT EXTINGUISHEMENT

As of November 1, 2010, the Company was indebted to North American Investments in the amount of $30,000 for services rendered. Such services included preparation of a business plan, monthly consulting and project identification and review. Such debt was recorded on the Company's balance sheet as an account payable. The Company and North American Investments had an understanding that this debt was to be treated as an investment by North American Investments in the Company and that the debt investment could be converted into equity at a later date at the discretion of North American Investments. The parties agreed on April 23, 2012, to memorialize such agreement in the form of Convertible Promissory Note date as of the date of North American's original investment in the Company, November 1, 2010. On April 26, 2012, the Company issued a total of 29,999,997 shares to settle the debt to North American in full.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2012

5. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

On April 26, 2012, the Company issued a total of 29,999,997 shares in settlement of certain debt on the books of the Company. (ref: Note – 4 above)

As at April 30, 2012, we had a total of 71,170,997 shares issued and outstanding.

6. NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

7. ADVANCES PAYABLE

During the three month period ended April 30, 2012 the Company received an advance of $8,234 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period. The advance bears no interest and is due on demand.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through June 18, 2012. Other than those set out above, there have been no subsequent events after April 30, 2012 for which disclosure is required.

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

We had no cash on hand as of April 30, 2012 or as of January 31, 2012.   We have current assets as at April 30, 2012 of $1,415 which are solely related to prepaid expenses ($3,437 as of January 31, 2012).  We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the three months ended April 30, 2012, raised a total of $8,234 by way of advances payable as compared to no funds raised in financing activities for the three months ended April 30, 2011.

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

Results of Operations

The discussion contained herein are for the three months ended April 30, 2012 and April 30, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended April 30, 2012 to the three months ended April 30, 2011.

During the three months ended April 30, 2012 and 2011, we earned no revenues from operations.

For the three months ended April 30, 2012, our net loss from operations decreased substantially to ($77,206) from ($183,370) as at April 30, 2011. This decrease was mainly due to a decrease in general and administrative expenses from $45,070 (April 30, 2011) to $4,228 (April 30, 2012), professional fees from $48,300 (April 30, 2011) to $10,478 (April 30, 2012) and a decrease in management fees from $90,000 (April 30, 2011) to $Nil (April 30, 2012), which reductions were offset by an increase in amortization for April 30, 2012 totaling $62,500, with no comparable amortization as at April 30, 2011.

Period from inception, November 6, 2008 to April 30, 2012

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $506,130.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

Management believes that the material weakness set forth above did not have an effect on our financial results.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL RESOURCE ENERGY INC.

Date:	June 19, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial & Accounting Officer)