Form 10-Q
period 2012-07-31
Global Resource Energy Inc.
filed 2012-10-18
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

71,170,997 common shares outstanding as of September 25, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended July 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Page

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8 to 11

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	July 31, 2012 (Unaudited)	January 31, 2012 (Audited)
Current Assets
Prepaid expenses	1,415	3,437
Total current assets	1,415	3,437

Intangible assets, net	62,500	187,500
Total Assets	$63,915	$190,937

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$241,528	$258,513
Advances payable	38,406	15,848
Total Current Liabilities	279,934	274,361

Total Liabilities	279,934	274,361

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 authorized,
71,170,997 shares (July 31, 2012) and 41,171,000 shares (January 31, 2012) issued and outstanding, respectively	71,171	41,171
Additional paid-in-capital	304,329	304,329
Deficit accumulated during the development stage	(591,519)	(428,924)
Total stockholders’ equity (deficit)	(216,019)	(83,424)
Total liabilities and stockholders’ equity (deficit)	$63,915	$190,937

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
	Three months		Six months		November 6, 2008
	Ended July 31,		Ended July 31,		To
	2012	2011	2012	2011	July 31, 2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	9,848	45,628	14,076	90,698	220,095
Amortization	62,500	-	125,000	-	125,000
Professional fees	13,041	-	23,519	48,300	125,494
Management fees	-	-	-	90,000	130,000
Net (loss) from Operations before Taxes	(85,389)	(45,628)	(162,595)	(228,998)	(600,589)

Debts forgiven	-	-	-	-	9,070
Provision for Income Taxes	-	-	-	-	-
Net (loss)	$(85,389)	$(45,628)	$(162,595)	$(228,998)	$(591,519)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.26)	$(0.00)	$(1.77)

Weighted Average Number of Common Shares Outstanding	71,170,997	171,000	57,489,680	129,232

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception on
	Six months	Six months	November 6, 2008
	Ended	Ended	To
	July 31, 2012	July 31, 2011	July 31, 2012

Operating Activities
Net (loss)	$(162,595)	$(228,998)	$(591,519)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	90,000	130,000
Amortization	125,000	-	125,000
Prepaid expenses	2,022	-	(1,415)
Accounts payable	13,015	135,727	271,528
Net cash (used) for operating activities	22,558	(3,271)	(66,406)

Financing Activities
Advances payable	22,558	3,271	38,406
Loans from Director	-	-	-
Sale of common stock	-	-	28,000
Net cash provided by financing activities	22,558	3,271	66,406

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	90,000	130,000
Shares issued for settlement accounts payable	30,000	-	30,000
Shares issued to purchase intangible assets	-	-	187,500
	$30,000	$90,000	$347,500

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2012

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the six months period ended July 31, 2012 the Company has accumulated losses of $591,519.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $591,519 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
July 31, 2012

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

k) Fiscal Periods
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

	July 31, 2012	January 31, 2012
Cost	$187,500	$187,500
Less accumulated amortization	(125,000)	-
	$62,500	$187,500

During the three and six month period ended July 31, 2012, the Company recorded $62,500 and $125,000 as amortization expenses, respectively.

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
July 31, 2012

5. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

On April 26, 2012, the Company issued a total of 29,999,997 shares in settlement of certain debt on the books of the Company. (ref: Note – 4 above)

As at July 31, 2012, we had a total of 71,170,997 shares issued and outstanding.

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

7. ADVANCES PAYABLE

During the six months period ended July 31, 2012 the Company received an advance of $22,528 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period. The advance bears no interest and is due on demand.

8. INCOME TAXES

The provision for income taxes at July 31, 2012 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

9. SUBSEQUENT EVENTS

On August 14, 2012, the Company announced further expansion into clean energy by signing a Letter of Intent to sell 49% of its exclusive North American Distribution of CLED Street Lights Rights to Balon Bleu Holdings LLC. This Letter of Intent for a 49% purchase of the Company's Exclusive North American Rights of the CLED Street Lights will provide capital and additional resources for the Company's entry into the North American Market with CLED Street lights.

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.

We have evaluated subsequent events through September 25, 2012. Other than those set out above, there have been no subsequent events after July 31, 2012 for which disclosure is required.

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

We had no cash on hand as of July 31, 2012 or as of January 31, 2012. We have current assets as at July 31, 2012 of $1,415 which are solely related to prepaid expenses ($3,437 as of January 31, 2012).  We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the six months ended July 31, 2012, raised a total of $22,558 by way of advances payable as compared to $3,271 raised in financing activities for the six months ended July 31, 2011.

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

Results of Operations

The discussion contained herein is for the three and six months ended July 31, 2012 and July 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended July 31, 2012 to the three months ended July 31, 2011

During the three months ended July 31, 2012 and 2011, we earned no revenues from operations.

For the three months ended July 31, 2012, our net loss from operations increased to ($85,389) from ($45,628) as at July 31, 2011. This increase was mainly due to an increase in amortization to $62,500 with no comparable amortization as at July 31, and an increase in professional fees to $13,041 with no comparable professional fees as at July 31, 2011, which additions were offset by an decrease in general and administrative expenses to $9,848 from 45,628 as at July 31, 2011.

Comparison of the six months ended July 31, 2012 to the six months ended July 31, 2011

During the six months ended July 31, 2012 and 2011, we earned no revenues from operations.

For the six months ended July 31, 2012, our net loss from operations decreased substantially to ($162,595) from ($228,998) as at July 31, 2011. This decrease was mainly due to a decrease in general and administrative expenses from $90,698 (July 31, 2011) to $14,076 (July 31, 2012), professional fees from $48,300 (July 31, 2011) to $23,519 (July 31, 2012) and a decrease in management fees from $90,000 (July 31, 2011) to $Nil (July 31, 2012), which reductions were offset by an increase in amortization for July 31, 2012 totaling $125,000, with no comparable amortization as at July 31, 2011.

Period from inception, November 6, 2008 to July 31, 2012

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $591,519.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2012.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of July 31, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2012.

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

GLOBAL RESOURCE ENERGY INC.

Date:	October 18, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial & Accounting Officer)