Form 10-Q
period 2012-10-31
Global Resource Energy Inc.
filed 2012-12-17
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

71,170,997 common shares outstanding as of December 14, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended October 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Page

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Unaudited Financial Statements	8 to 12

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	October 31, 2012 (Unaudited)	January 31, 2012 (Audited)
Current Assets
Prepaid expenses	1,415	3,437
Total current assets	1,415	3,437

Intangible assets, net	-	187,500
Total Assets	$1,415	$190,937

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$247,726	$258,513
Advances payable	38,406	15,848
Total Current Liabilities	286,132	274,361

Total Liabilities	286,132	274,361

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 authorized,
71,170,997 shares (October 31, 2012) and 41,171,000 shares (January 31, 2012) issued and outstanding, respectively	71,171	41,171
Additional paid-in-capital	304,329	304,329
Deficit accumulated during the development stage	(660,217)	(428,924)
Total stockholders’ equity (deficit)	(284,717)	(83,424)
Total liabilities and stockholders’ equity (deficit)	$1,415	$190,937

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
	Three months		Nine months		November 6, 2008
	Ended October 31,		Ended October 31,		To
	2012	2011	2012	2011	October 31, 2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	3,010	45,250	17,087	135,948	223,106
Amortization	62,500	-	187,500	-	187,500
Professional fees	3,188	8,000	26,706	56,300	128,681
Management fees	-	40,000	-	130,000	130,000
Net (loss) from Operations before Taxes	(68,698)	(93,250)	(231,293)	(322,248)	(669,287)

Debts forgiven	-	9,070	-	9,070	9,070
Provision for Income Taxes	-	-	-	-	-
Net (loss)	$(68,698)	$(84,180)	$(231,293)	$(313,178)	$(660,217)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.002)	$(0.004)	$(0.025)

Weighted Average Number of Common Shares Outstanding	71,170,997	36,257,957	62,083,407	12,304,480

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception on
	Nine months	Nine months	November 6, 2008
	Ended	Ended	To
	October 31, 2012	October 31, 2011	October 31, 2012

Operating Activities
Net (loss)	$(231,293)	$(313,178)	$(660,217)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	130,000	130,000
Amortization	187,500	-	187,500
Prepaid expenses	2,022	(4,187)	(1,415)
Accounts payable	19,213	171,517	277,726
Net cash (used) for operating activities	(22,558)	(15,848)	(66,406)

Financing Activities
Advances payable	22,558	15,848	38,406
Sale of common stock	-	-	28,000
Net cash provided by financing activities	22,558	15,848	66,406

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	90,000	130,000
Shares issued for settlement accounts payable	30,000	-	30,000
Shares issued to purchase intangible assets	-	-	187,500
	$30,000	$90,000	$347,500

The accompanying notes are an integral part of these interim financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2012

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the nine month period ended October 31, 2012 the Company has accumulated losses of $660,217.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $660,217 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
October 31, 2012

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

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. (“Patedma”) assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the shares on the issuance date. The agreement shall be terminated on 31stOctober, 2012 with the option to renew for a further period of 12 months subject to the consent.

As a result of the aforementioned agreement, we capitalized $187,500 as identified intangible assets with a life of nine months, the term of the existing distributorship agreement, which amount is subject to amortization on a monthly basis over the term.

	October 31, 2012	January 31, 2012
Cost	$187,500	$187,500
Less accumulated amortization	(187,500)	-
	$-	$187,500

During the three and nine month period ended October 31, 2012, the Company recorded $62,500 and $187,500 as amortization expenses, respectively.

Subsequently, on November 1, 2012, the Distribution Agreement between Dongguan City Cled Optoelectronic Co. Ltd and Patedma Group Corp., DBA Kardings America remains in force and will be terminated on October 31, 2013.

On August 14, 2012, the Company announced further expansion into clean energy by signing a Letter of Intent to sell 49% of its exclusive North American Distribution of CLED Street Lights Rights to Balon Bleu Holdings LLC. This Letter of Intent for a 49% purchase of the Company's Exclusive North American Rights of the CLED Street

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2012

3. IDENTIFIED INTANGIBLE ASSETS – (continued)

Lights will provide capital and additional resources for the Company's entry into the North American Market with CLED Street lights.

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.  No payment has yet been received as at October 31 2012, and Balon Bleu Holdings is considered to have defaulted on the agreement.

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

As at October 31, 2012, we had a total of 71,170,997 shares issued and outstanding.

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

7. ADVANCES PAYABLE

During the nine month period ended October 31, 2012 the Company received an advance of $22,528 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period. The advance bears no interest and is due on demand.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2012

8. INCOME TAXES

The provision for income taxes at October 31, 2012 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carryforwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

9. SUBSEQUENT EVENTS

On November 8 2012, the company negotiated an extension on its licensing agreement with Patedma Group Corp. of Los Angeles, CA, the owner of Kardings America, to extend the exclusive distribution agreement for LED street lighting. This extension will allow the company to continue selling under Patedma's license agreement and will further solidify the company in the LED street light industry. The company has also signed a purchase agreement which transfers the beneficial rights to the company (GBEN), permanently. Included in this agreement is the purchase of the Kardings America brand name and identity.

We have evaluated subsequent events through December 12, 2012. Other than those set out above, there have been no subsequent events after October 31, 2012 for which disclosure is required.

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

We had no cash on hand as of October 31, 2012 or as of January 31, 2012. We have current assets as at October 31, 2012 of $1,415, which are solely related to prepaid expenses ($3,437 as of January 31, 2012).  We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the nine months period ended October 31, 2012, raised a total of $22,558 by way of advances payable as compared to $15,848 raised in financing activities for the nine months ended October 31, 2011.

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

Results of Operations

The discussion contained herein is for the three and nine months ended October 31, 2012 and October 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended October 31, 2012 to the three months ended October 31, 2011

During the three months ended October 31, 2012 and 2011, we earned no revenues from operations.

For the three months ended October 31, 2012, our net loss from operations decreased to ($68,698) from ($93,250) as at October 31, 2011. This decrease was mainly due to the decrease in general and administrative expenses to $3,010 from 45,250 as at October 31, 2011, in professional fees to $3,188 from $8,000 with comparable period and in management fee to nil from $40,000, which deduction were offset by an increase in amortization to $62,500 with no comparable amortization as at October 31.

Comparison of the nine months ended October 31, 2012 to the six months ended October 31, 2011

During the six months ended October 31, 2012 and 2011, we earned no revenues from operations.

For the nine months ended October 31, 2012, our net loss from operations decreased substantially to ($231,293) from ($322,248) as at October 31, 2011. This decrease was mainly due to a decrease in general and administrative expenses from $135,948 (October 31, 2011) to $17,087 (October 31, 2012), professional fees from $56,300 (October 31, 2011) to $26,706 (October 31, 2012) and a decrease in management fees from $130,000 (October 31, 2011) to $Nil (October 31, 2012), which reductions were offset by an increase in amortization for October 31, 2012 totaling $187,500, with no comparable amortization as at October 31, 2011.

Period from inception, November 6, 2008 to October 31, 2012

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $660,217.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments that are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of October 31, 2012.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of October 31, 2012 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

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

GLOBAL RESOURCE ENERGY INC.

Date:	December 17, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	President, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer, Principal Financial & Accounting Officer)