Form 10-K
period 2013-01-31
Global Resource Energy Inc.
filed 2013-05-15
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being approximately $0.22 on the date nearest to the last trading day of the second quarter, was approximately $6,857,619 as of July 31, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

74,170,997 common shares outstanding as of May 9, 2013

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

On July 13, 2012, the Company announced the execution of a commercial assignment agreement with Atrius Holdings in regards to the assumption of patents and related interests in an alternative energy technology identified as the MyCroft Hydrogen R-LEG Fuel Cell.   However, the Company was unable to comply with the terms of the agreement and therefore the agreement did not proceed.

On August 14, 2012, the Company announced further expansion into clean energy by signing a Letter of Intent to sell 49% of its exclusive North American Distribution of CLED Street Lights Rights to Balon Bleu Holdings LLC. This Letter of Intent for a 49% purchase of the Company's Exclusive North American Rights of the CLED Street required Balon Bleu Holdings, a Nevada LLC, to pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.    Balon Bleu Holdings, Nevada LLC could not fulfill its obligations under the agreement and the agreement was in default and terminated by the Company.

On November 8 2012, the Company negotiated a one year extension expiring on November 12, 2013,  on its licensing agreement with Patedma Group Corp. of Los Angeles, CA, the owner of Kardings America, to extend the exclusive distribution agreement for LED street lighting. This extension will allow the Company to continue selling under Patedma's license agreement and will further solidify the company in the LED street light industry. The Company had anticipated the finalization of a purchase whereby they would outright purchase the rights, however, they were unable to conclude the agreement, therefore the licensing agreement is in full force and effect as of the date of this filing.

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.    The shares were issued subsequent to the fiscal year end.

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Mr. Roland Hutzler was appointed the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

Current Business

Global Resource Energy is a clean energy company that will provide services and solutions to businesses, communities and individuals so we can all enjoy a cleaner environment today and for tomorrow.

Our intent is to be a licensor and reseller of clean energy products including wind, solar and alternative energy technologies.

In keeping with the Company’s plan of licensing and reselling clean energy products, on January 26, 2012, extended on November 8, 2012 to expire on November 8, 2013,  the Company entered into an assignment agreement and acquired the distribution rights for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Dongguan with their trademark CLED.

The Company hopes to undertake the business operations of supplying highly efficient LED street lighting to municipalities throughout North America through the Company’s exclusive North American distribution agreement.   The Company has the exclusive rights to market, sell and distribute the most efficient and long lasting street lights to municipalities, cities and counties throughout the United States and Canada.

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

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.    The shares were issued subsequent to the fiscal year end.   This purchase is in keeping with the Company’s clean energy philosophy.

Principal Products and Services and their Markets

The Company has a broad range of indoor and outdoor municipal lighting products. Currently, the products can be viewed in the “Products” section on the Kardings website at www.kardings.com.

The Company hopes to  provide the service to help guide municipalities through complex negotiations with utilities and with installation contractors to help maximize the cost savings of upgrading.

The lighting systems are available to municipalities of any size. The Company would have the ability to supply villages of 500 with the capacity to produce 50,000 lights per month which could furnish a city of 3 million people, subject to the Company being able to raise the required financing.

Distribution Methods of the Products

The Company will be required to set up distribution of its Products, however it has been limited in its progress with the distribution of these Products due to a lack of funding.   The  Company has not yet determined whether to directly distribute or enter into a marketing agreement with Kardings or some other marketing and distribution company.    The Company will require funds to be able to execute any business plan related to the Products and as yet has not raised any capital to enable any business to proceed, other than the acquisition of the rights.   The Products are currently manufactured in China and will be shipped by container directly to their North America destinations.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Patents and trademarks  (“CLED”) are held by the Dongguan City Cled Optoelectronic Co. Ltd. (the “Supplier”) The Company has a distribution agreement with Dongguan City Cled Optoelectronic Co., Ltd.  The Company has the right to use the trade mark of Supplier during the effective period of the distribution agreement in connection  with the sale of  Products. Any and all rights granted by the Supplier to the Company shall terminate upon termination of the distribution agreement.

Under the terms of the distribution agreement, the Company has the exclusive rights to all U.S. states East of the Mississippi River and including the states of California, Oregon, Washington and Arizona and anywhere in Canada (the “Exclusive Territory”), as well, the Company also has the rights to sell or export products outside the Exclusive Territory during the effective period of the distribution agreement. Should the Company sell to any parties outside the Exclusive Territory, those customers will be grandfathered in the event that the supplier assigns the market to another distributor.     The distribution agreement expires on October 31, 2012 and may be granted for another twelve month’s subject to the Supplier’s consent.   The agreement is for a must meet.

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

Effect of Existing or Probable Government Regulations on our Business

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

Federal Government Regulations:

In December 2007, the federal government enacted the Energy Independence and Security Act of 2007, which contains maximum wattage requirements for all general service incandescent lamps producing from 310–2600 lumens of light. However, these regulations never became law, as another section of the 2007 EISA bill overwrites them, and thus, current law, as specified in the U.S. Code, "does not relate to maximum wattage requirements.”

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

Our sole director and officer, Roland Hutzler provides office space where he works in his country of residence, free of charge to the Company.  Our executive office is located at 3651 Lindell Road, Ste. D#172, Las Vegas, Nevada. Our telephone number is (702) 943-0325.

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

Quarter	High ($)	Low ($)
4th Quarter ended 1/31/2013	0.26	0.015
3rd Quarter ended 10/31/2012	0.34	0.075
2nd Quarter ended 7/31/2012	0.53	0.20
1st Quarter ended 4/30/2012	0.51	0.14

4th Quarter ended 1/31/2012	0.35	0.10
3rd Quarter ended 10/31/2011	0.10	0.10
2nd Quarter ended 7/31/2011*	0.10	0.0015
1st Quarter ended 4/30/2011	0.097	0.007
*After giving effect to a 1000 to 1 reverse split.

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 9, 2013, there were 12 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On December 20, 2012, the Company issued a total of 3,000,000 shares to Bluforest, Inc. for the purchase of carbon tax credits as per the terms of an agreement entered into November 12, 2012.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to Bluforest, Inc. pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

We had no cash on hand as of January 31, 2013 or as of January 31, 2012.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the fiscal year ended January 31, 2013, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended January 31, 2012.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal years ended January 31, 2013 and January 31, 2012.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Fiscal Year Ended January 31, 2013 and January 31, 2012

During the fiscal years ended January 31, 2013 and 2012, we earned no revenues from operations.

For the fiscal year ended January 31, 2013, our loss from operations decreased to $247,197 from $316,647 in the prior year.  This decrease was mainly due to a decline in management, legal and consulting fees, offset by an increase to expense related to amortization expense in the current year. We recorded $Nil as management fees during the current fiscal year compared to $130,000 in the year ended January 31, 2012. General and administrative fees incurred during the fiscal year ended January 31, 2013 decreased substantially and totaled $27,219 compared to $141,607 in the comparative same period ended January 31, 2012 as direct result of a decline in consulting fees. General and administrative fees in the current year were limited to general office expenses and fees paid to meet our regulatory reporting requirements. Our professional fees during the current twelve month period totaled $32,478 as compared to $54,110 in the prior fiscal year. The decrease was predominantly attributed to a decrease in legal expenses. During the most recently completed twelve months we recorded forgiveness of $Nil debt compared to $9,070 in the prior fiscal year. As a result our net loss for the fiscal years ended January 31, 2013 and 2012 were $247,197 and $316,647 respectively.

Period from inception, November 6, 2008 to January 31, 2013

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $676,121, the majority of which was incurred in fiscal 2011.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

GLOBAL RESOURCE ENGERGY INC.
(A Development Stage Company)
REPORT AND FINANCIAL STATEMENTS
January 31, 2013

Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-10

GEORGE STEWART, CPA
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Resource Energy Inc.

I have audited the accompanying balance sheets of Global Resource Energy Inc. (A Development Stage Company) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2013 and 2012 and for the period from November 6, 2008 (inception), to January 31, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Energy Inc., (A Development Stage Company) as of January 31, 2013 and 2012, and the results of its operations and cash flows for the years ended January 31, 2013 and 2012 and the period from November 6, 2008 (inception), to January 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/George Stewart
George Stewart

Seattle, Washington
May 13, 2013

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

Assets	January 31, 2013		January 31, 2012
Current Assets
Cash	$		$-
Prepaid expenses		1,415	3,437
Total current assets		1,415	-

Advance payment to purchase CER’s (Note 6)		660,000
Intangible assets		-	187,500
Total Assets		$661,415	$190,937

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable		$242,762	$258,513
Accounts payable, related party		11,683	-
Advances payable		47,591	15,848
Total Current Liabilities		302,036	274,361

Total Liabilities		302,036	274,361

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 74,170,997 shares (January 31, 2013) and 41,171,000 (January 31, 2012) issued and outstanding respectively		74,171	41,171
Additional paid-in-capital		961,329	304,329
Deficit accumulated during the development stage		(676,121)	(428,924)
Total stockholders’ equity (deficit)		359,379	(83,424)
Total liabilities and stockholders’ equity (deficit)		$661,415	$190,937

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			Inception on
	Year Ended	Year Ended	November 6, 2008
	January 31,	January 31,	To
	2013	2012	January 31, 2013

Revenues	$-	$-	$-

Expenses
General and administrative expenses	$27,219	$141,607	233,238
Amortization	187,500	-	187,500
Professional fees	32,478	54,110	134,453
Management fees	-	130,000	$130,000
Net (loss) from Operations before Taxes	(247,197)	(325,717)	(685,191)

Debts forgiven	-	9,070	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(247,197)	$(316,647)	$(676,121)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding	64,711,981	19,342,068

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception on November 6, 2008 to January 31, 2013
				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$.001 Par Value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at Inception on November 6, 2008	-	$-	$-	$-	$-
Common shares issued for cash at $0.0000167	180,000,000	180,000	(177,000)	-	3,000
Net (loss)	-	-	-	(714)	(714)
Balance as of January 31, 2009	180,000,000	180,000	(177,000)	(714)	2,286

Common shares issued for cash at $0.000833	30,000,000	30,000	(5,000)	-	25,000
Common shares cancelled (December 22, 2009)	(135,000,000)	(135,000)	135,000	-	-
Net (loss)	-	-	-	(15,261)	(15,261)
Balance, January 31, 2010	75,000,000	75,000	(47,000)	(15,975)	12,025
Reinstatement of shares previously canceled	6,000,000	6,000	(6,000)	-	-
Net (loss)	-	-	-	(96,302)	(96,302)
Balance, January 31, 2011	81,000,000	81,000	(53,000)	(112,277)	(84,277)
Stock reverse split: 1000:1	(80,919,000)	(80,919)	80,919	-	-
Common shares issued for management fee	90,000	90	89,910	-	90,000
Common shares issued for services	40,000,000	40,000	-	-	40,000
Common shares issued to purchase intangible assets	1,000,000	1,000	186,500	-	187,500
Net (loss)	-	-	-	(316,647)	(316,647)
Balance, January 31, 2012	41,171,000	$41,171	$304,329	$(428,924)	$(83,424)
Common shares issued for debt settlement	29,999,997	30,000	-	-	30,000
Common shares issued for advance payment to purchase CERs	3,000,000	3,000	657,000	-	660,000
Net (Loss)	-	-	-	(247,197)	(247,197)
Balance January 31, 2013	74,170,997	$74,171	$961,329	$(676,121)	$359,379

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			Inception on
	Year Ended	Year Ended	November 6, 2008
	January 31,	January 31,	To January 31,
	2013	2012	2013

Operating Activities
Net (loss)	$(247,197)	$(316,647)	$(676,121)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	130,000	130,000
Amortization	187,500	-	187,500
Prepaid expenses	2,022	(3,437)	(1,415)
Accounts payable related party	11,683	-	11,683
Accounts payable	14,249	174,236	272,762
Net cash (used) for operating activities	(31,743)	(15,848)	(75,591)

Financing Activities
Advances payable	31,743	15,848	47,591
Loans from Director	-	-	-
Sale of common stock	-	-	28,000
Net cash provided by financing activities	31,743	15,848	75,591

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Stock based compensation, management services	$-	$130,000	$130,000
Shares issued to purchase intangible assets	-	187,500	187,500
Shares issued for settlement of accounts payable	30,000	-	30,000
Shares issued for advance payment to purchase CERs	660,000	-	660,000
	$690,000	$317,500	$1,007,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013

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

The amendment and change in corporate name to Global Resource Energy Inc. (the “Amendment”) was approved by the Board of Directors by a unanimous written consent resolution dated November 9, 2010. The Amendment was subsequently approved by certain shareholders of the Company holding a majority of the total issued and outstanding shares of common stock of the Company by written consent resolutions dated November 9, 2010. The change in corporate name was undertaken to better reflect the Company’s future business operations.

The Amendment filed with the Nevada Secretary of State also increased the Company’s authorized capital from 75,000,000 shares of common stock, par value, $0.001, to 250,000,000 shares of common stock, par value $0.001.

On November 9, 2010, the Board of Directors of the Company also authorized and approved a forward stock split of the Company’s total issued and outstanding shares of common stock on the basis of three for one (3:1) (the “Forward Stock Split”). The Forward Stock Split was effectuated based on market conditions and upon a determination by the Board of Directors that the Forward Stock Split was in the Corporation’s best interests and those of its shareholders.

The Forward Stock Split was effectuated on December 10, 2010 based upon the filing with and acceptance by FINRA of the appropriate documentation. The Forward Stock Split increased the Corporation’s total issued and outstanding shares from 27,000,000 to 81,000,000 shares of common stock. The common stock will continue to be $0.001 par value.

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

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Mr. Roland Hutzler was appointed the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the fiscal year ended January 31, 2013 the Company has accumulated losses of $676,121.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $676,121 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. (“Patedma”) assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the shares on the issuance date. The agreement shall be terminated on October 31, 2012 with the option to renew for a further period of 12 months subject to the consent.

As a result of the aforementioned agreement, we capitalized $187,500 as identified intangible assets with a life of nine months, the term of the existing distributorship agreement, which amount is subject to amortization on a monthly basis over the term.

	January 31, 2013	January 31, 2012
Cost	$187,500	$187,500
Less accumulated amortization	(187,500)	-
	$-	$187,500

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013

3. IDENTIFIED INTANGIBLE ASSETS – (continued)

During the fiscal year ended January 31, 2013, the Company fully amortized the capitalized value of the intangible assets totaling $187,500.

On November 1, 2012, the parties to the Distribution Agreement agreed to exercise the option and extend the term of the agreement for a further year, with a new termination date of October 31, 2013.

On November 8, 2012, the Company negotiated an extension on its licensing agreement with Patedma to extend the exclusive distribution agreement of LED street lighting for a further year to expire November, 2013 or as at October 31, 2013 when the Distribution Agreement expires. This extension will allow the Company to sell under Patedma’s license agreement should funding be available to enter the LED street light industry.

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

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.  No payment has yet been received as at January 31 2013, and Balon Bleu Holdings is considered to have defaulted on the agreement.

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

On April 26, 2012, the Company issued a total of 29,999,997 shares in settlement of certain debt on the books of the Company. (ref: Note – 4 above)

Effective December 20, 2012 the Company issued a total of 3,000,000 restricted shares of common stock in respect of an agreement to acquire 66,000 Certified Emission Reductions (“CER’s”)  as discussed below in Note 6.

As at January 31, 2013, we had a total of 74,170,997 shares issued and outstanding.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013

6. ADVANCE PAYMENT

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.  We recorded the purchase of $660,000 as an advance payment on the balance of the Company as of January 31, 2013.

7. NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

8. ADVANCES PAYABLE

During the fiscal year ended January 31, 2013 the Company received an advance of $31,743 which amount was used to settle certain outstanding accounts payable and as deposits to certain vendors for services to be provided subsequent to the current period. The advance bears no interest and is due on demand.

9. RELATED PARTY TRANSACTIONS

During the fiscal year ended January 31, 2013 Mr. Robert Baker, the Company’s sole officer and director and controlling shareholder advanced a total of $11,683 to retire certain corporate expenses in the normal course.  The amounts  are on demand and bear no interest and are recorded as Accounts Payable,  Related party.

10. INCOME TAXES

The provision for income taxes at January 31, 2013 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

11. SUBSEQUENT EVENTS

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Mr. Roland Hutzler was appointed the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

We have evaluated subsequent events through May 9, 2013. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2013:

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

Management's Remediation Initiatives

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position	Term of Office
Roland Hutzler	42	President, CEO, Secretary, Treasurer and Director	March 01, 2013-present

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

Roland Hutzler– President and Chief Executive Officer, Secretary-Treasurer, Member of the Board of Directors

Mr. Roland Hutzler for the past ten years has been a self-employed businessman who has undertaken consulting work for various companies by way of providing investor relations and assistance in contract negotiations', as well as taking private companies public. For the last 3 years in addition to his private consulting business he has worked in the Telecommunications industry.

Mr. Hutzler intends to devote a substantial amount of his time to the Company and intends to seek out acquisitions for the Company in various sectors, including but not limited to the alternative energy sector.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending January 31, 2013there were no late filings for the fiscal year ended January 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.

Summary Compensation Table

Name and Principal Position	Fiscal year ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Baker President & CEO, Secretary-Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Baker President & CEO, Secretary-Treasurer	2012	$40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000(1)
Douglas Roe President & CEO, Secretary-Treasurer (resigned July 21, 2011)	2012	-0-	-0-	90,000	-0-	-0-	-0-	-0-	90,000(2)
Harry Lappa President & CEO, Secretary-Treasurer (resigned April 25, 2011)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Harry Lappa President & CEO, Secretary-Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Compensation of Directors

The Company did not have any compensation plans during the fiscal year ended January 31, 2013 and did not pay any compensation to its directors during the fiscal year ended January 31, 2013 for their roles as directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of May 9, 2013, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Robert Baker	40,000,000 common shares held directly	53.9%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 8, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 74,170,997 shares of common stock outstanding as of May 9, 2013.

Security Ownership of Management

The following table sets forth information, as of May 9, 2013, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Robert Baker	40,000,000 common shares held directly	53.9%
Common	All Officers and Directors as a group		53.9%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 9, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 74,170,997 shares of common stock outstanding as of May 9, 2013.

Changes in Control

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Mr. Roland Hutzler was appointed the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company, however, Mr. Baker remains the controlling shareholder of the Company as of the date of this filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

During the fiscal year ended January 31, 2013 Mr. Robert Baker, formerly the Company’s sole officer and director, and the Company’s controlling shareholder, advanced a total of $11,683 to retire certain corporate expenses in the normal course.  The amounts are on demand and bear no interest and are recorded as Accounts Payable, Related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended January 31, 2013 and January 31, 2012:

Services	2013 $	2012 $
Audit fees	10,300	11,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	10,300	11,700

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

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.2	Extension to Distribution Agreement between Patedma and the Company dated November 8, 2012	Filed herewith
10.3	Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) dated November 12, 2012 between the Company and Bluforest Inc.	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxomony Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE ENERGY INC.

Date:	May 15, 2013	By:	/s/ Roland Hutzler
		Name:	Roland Hutzler
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	May 15, 2013	By:	/s/ Roland Hutzler
		Name:	Roland Hutzler
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer