Form 10-K/A
period 2013-01-31
Global Resource Energy Inc.
filed 2013-05-20
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No.1

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

none

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") of Global Resource Energy, Inc., amends and replaces our annual report on Form 10-K for the fiscal year ended January 31, 2013 as filed with the Securities and Exchange Commission on May 15, 2013.

We are filing this Amendment for the sole purpose of including as exhibits hereto the certifications of our Principal Executive Officer and Principal Accounting Officer which were inadvertly omitted in our original filing.

This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date(s), and does not modify or update in any way disclosures made in the original Form 10-K.

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

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.2	Extension to Distribution Agreement between Patedma and the Company dated November 8, 2012	Filed herewith
10.3	Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) dated November 12, 2012 between the Company and Bluforest Inc.	Filed herewith
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxomony Extension Presentation Linkbase	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE ENERGY INC.

Date:	May 17, 2013	By:	/s/ Roland Hutzler
		Name:	Roland Hutzler
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	May 17, 2013	By:	/s/ Roland Hutzler
		Name:	Roland Hutzler
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer