Form 10-Q
period 2013-04-30
Global Resource Energy Inc.
filed 2013-06-14
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Yes [ X ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

74,170,997 common shares outstanding as of June 10, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended April 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2013 (Unaudited)	January 31, 2013 (Audited)
Assets
Current Assets
Cash	$-	$-
Prepaid expenses	1,415	1,415
Total current assets	1,415	1,415

Advance payment to purchase CER’s (Note 5)	660,000	660,000
Intangible assets	-	-
Total Assets	$661,415	$661,415

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$232,150	$242,762
Accounts payable, related party	11,683	11,683
Advances payable	59,088	47,591
Total Current Liabilities	302,921	302,036

Total Liabilities	302,921	302,036

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 74,170,997 shares issued and outstanding	74,171	74,171
Additional paid-in-capital	961,329	961,329
Deficit accumulated during the development stage	(677,006)	(676,121)
Total stockholders’ equity (deficit)	358,494	359,379
Total liabilities and stockholders’ equity (deficit)	$661,415	$661,415

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Date of
			Inception
	Three Month Period Ended	Three Month Period Ended	(November 6, 2008)
	April 30,	April 30,	To
	2013	2012	April 30, 2013

Revenues	$-	$-	$-

Expenses
General and administrative expenses	$124	$4,228	233,362
Amortization	-	62,500	187,500
Professional fees	761	10,478	135,214
Management fees	-	-	$130,000
Net (loss) from Operations before Taxes	(885)	(77,206)	(686,076)

Debts forgiven	-	-	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(885)	$(77,206)	$(677,006)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	74,170,997	43,504,333

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception on
	Three Month Ended	Three Month Ended	November 6, 2008
	April 30,	April 30,	To April 30,
	2013	2012	2013

Operating Activities
Net (loss)	$(885)	$(77,206)	$(677,006)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	-	130,000
Amortization	-	62,500	187,500
Prepaid expenses	-	2,022	(1,415)
Accounts payable related party	-	-	11,683
Accounts payable	(10,612)	4,450	262,150
Net cash (used) for operating activities	(11,497)	(8,234)	(87,088)

Financing Activities
Advances payable	11,497	8,234	59,088
Loans from Director	-	-	-
Sale of common stock	-	-	28,000
Net cash provided by financing activities	11,497	8,234	87,088

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	-	130,000
Shares issued to purchase intangible assets	-	-	187,500
Shares issued for settlement of accounts payable	-	-	30,000
Shares issued for advance payment to purchase CERs	-	-	660,000
	$-	$-	$1,007,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

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
April 30, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the three month period ended April 30, 2013 the Company has accumulated losses of $677,006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $677,006 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
April 30, 2013

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

During the fiscal year ended January 31, 2013, the Company fully amortized the capitalized value of the intangible assets totaling $187,500.

	April 30, 2013	January 31, 2013
Cost	$-	187,500
Less accumulated amortization	-	(187,500)
	$-	-

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

3. IDENTIFIED INTANGIBLE ASSETS – (continued)

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

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.  No payment has yet been received as at April 30, 2013, and Balon Bleu Holdings is considered to have defaulted on the agreement.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

As at April 30, 2013, we had a total of 74,170,997 shares issued and outstanding.

5. ADVANCE PAYMENT

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.  We recorded the purchase of $660,000 as an advance payment on the balance sheets of the Company as of the transaction date.

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

7. ADVANCES PAYABLE

During the three month period ended April 30, 2013 the Company received a further advance of $11,497  from an unrelated third party which amount was used to settle certain outstanding accounts payable, and as deposits to certain vendors for services to be provided subsequent to the current period.  A total of $59,088 has been recorded as advance payable on the balance sheets of the Company as of April 30, 2013 ($47,951 as of January 31, 2013), which advance bears no interest and is due on demand.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

8. RELATED PARTY TRANSACTIONS

During the fiscal year ended January 31, 2013 Mr. Robert Alan Baker, the Company’s then sole officer, director and controlling shareholder advanced a total of $11,683 to retire certain Company expenses in the normal course.  These amounts are due on demand, bear no interest and are recorded as Accounts Payable, Related party.

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company.   Mr. Baker continued to be the Company’s controlling shareholder.

9. INCOME TAXES

The provision for income taxes at April 30, 2013 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

10. SUBSEQUENT EVENTS

We have evaluated subsequent events through June 5, 2013. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

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

Liquidity & Capital Resources

We are a development stage company intending to engage in the licensing and reselling or distribution of clean technologies. We currently have one distribution contract for the distribution of LED lights and we have made an advance to acquire Certified Emission Reduction credits  (“CER’s”) for future resale. We have not yet commenced operations as we have no funding with which to undertake any distribution under our agreement, and have not yet received the CER’s for redistribution.   We have not generated any revenues and we expect to incur substantial costs while continuing to effect our business plan and meeting our ongoing corporate obligations and debt servicing.

We had no cash on hand as of April 30, 2013 or as of January 31, 2013. We have current assets as at April 30, 2013 of $1,415 ($1,415 as of January 31, 2013) , which are solely related to prepaid expenses. We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the three month period ended April 30, 2013, we raised a total of $11,497 by way of advances for ongoing operations, as compared to $8,234 raised in financing activities for the same period ended April 30, 2012.

We have not yet generated any revenues and we expect to incur substantial costs while continuing to effect our business plan and meeting our ongoing corporate obligations and debt servicing.

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

Results of Operations

The discussion contained herein is for the three months ended April 30, 2013 and 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended April 30, 2013 to the three months ended April 30, 2012

During the three months ended April 30, 2013 and 2012, we earned no revenues from operations.

For the three months ended April 30, 2013, our net loss from operations decreased to ($885) from ($77,206) as at April 30, 2012. This decrease was mainly due to the decrease in amortization to $nil with comparable amortization expenses of $62,500 for the period ended April 30, 2012.  General and administrative expenses also decreased to $124 from $4,228 as at April 30, 2012, with a decrease in professional fees to $761 from $10,478 in the comparable 3 months ended April 30, 2012.

Period from inception, November 6, 2008 to April 30, 2013

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $677,006.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2013 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2013.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.2	Extension to Distribution Agreement between Patedma and the Company dated November 8, 2012	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on May 15, 2013.
10.3	Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) dated November 12, 2012 between the Company and Bluforest Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on May 15, 2013.
31.1	Section 302 Certification – Principal Executive Officer	Filed herewith
31.2	Section 302 Certification – Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE*	XBRL Taxomony Extension Presentation Linkbase	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
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

GLOBAL RESOURCE ENERGY INC.

Date:	June 14, 2013	By:	/s/ Roland Hutzler
		Name:	Roland Hutzler
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer