Form 10-Q
period 2013-07-31
Global Resource Energy Inc.
filed 2013-09-23
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

333-157558
(Commission File Number)

GLOBAL RESOURCE ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0677348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ste #D737 – 3651 Lindell Rd., Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 479-3010
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

74,170,997 common shares outstanding as of September 18, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GLOBAL RESOURCE ENERGY INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2013 (Unaudited)	January 31, 2013 (Audited)
Assets
Current Assets
Cash	$-	$-
Prepaid expenses	1,415	1,415
Total current assets	1,415	1,415

Advance payment to purchase CER’s (Note 5)	660,000	660,000
Total Assets	$661,415	$661,415

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$242,272	$242,762
Accounts payable, related party	11,683	11,683
Advances payable	64,383	47,591
Total Current Liabilities	318,338	302,036

Total Liabilities	318,338	302,036

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 74,170,997 shares issued and outstanding	74,171	74,171
Additional paid-in-capital	961,329	961,329
Deficit accumulated during the development stage	(692,423)	(676,121)
Total stockholders’ equity	343,077	359,379
Total liabilities and stockholders’ equity	$661,415	$661,415

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Date of
					Inception
	Three Month Period		Six Month Period Ended		(November 6, 2008)
	July 31,		July 31,		To
	2013	2012	2013	2012	July 31, 2013

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	5,586	9,848	5,710	14,076	238,948
Amortization	-	62,500	-	125,000	187,500
Professional fees	9,831	13,041	10,592	23,519	145,045
Management fees	-	-	-	-	130,000
Net (loss) from Operations before Taxes	(15,417)	(85,389)	(16,302)	(162,595)	(701,493)

Debts forgiven	-	-	-	-	9,070
Provision for Income Taxes	-	-	-	-	-
Net (loss)	$(15,417)	$(85,389)	$(16,302)	$(162,595)	$(692,423)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	74,170,997	71,170,997	74,170,997	57,489,680

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception on
	Six Month Ended	Six Month Ended	November 6, 2008
	July 31,	July, 31	To July 31,
	2013	2012	2013

Operating Activities
Net (loss)	$(16,302)	$(162,595)	$(692,423)
Adjustment to reconcile net loss to cash used by operations:
Stock based compensation, management services	-	-	130,000
Amortization	-	125,000	187,500
Prepaid expenses	-	2,022	(1,415)
Accounts payable related party	-	-	11,683
Accounts payable	(490)	13,015	272,272
Net cash (used) for operating activities	(16,792)	(22,558)	(92,383)

Financing Activities
Advances payable	16,792	22,558	64,383
Sale of common stock	-	-	28,000
Net cash provided by financing activities	16,792	22,558	92,383

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for Interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	-	130,000
Shares issued to purchase intangible assets	-	-	187,500
Shares issued for settlement of accounts payable	-	-	30,000
Shares issued for advance payment to purchase CERs	-	-	660,000
	$-	$-	$1,007,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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
July 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the six month period ended July 31, 2013 the Company has accumulated losses of $692,423.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $692,423 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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
July 31, 2013

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

During the fiscal year ended January 31, 2013, the Company fully amortized the capitalized value of the intangible assets totaling $187,500.

	July 31, 2013	January 31, 2013
Cost	$-	187,500
Less accumulated amortization	-	(187,500
	$-	$-

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.  No payment has yet been received as at July 31, 2013, and Balon Bleu Holdings is considered to have defaulted on the agreement.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

As at July 31, 2013, we had a total of 74,170,997 shares issued and outstanding.

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

7. ADVANCES PAYABLE

During the six month period ended July 31, 2013 the Company received a further advance of $16,792  from an unrelated third party which amount was used to settle certain outstanding accounts payable, and as deposits to certain vendors for services to be provided subsequent to the current period.  A total of $64,383 has been recorded as advance payable on the balance sheets of the Company as of July 31, 2013 ($47,591 as of January 31, 2013), which advance bears no interest and is due on demand.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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

9. INCOME TAXES

The provision for income taxes at July 31, 2013 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

10. SUBSEQUENT EVENTS

We have evaluated subsequent events through September 18, 2013. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

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

We had no cash on hand as of July 31, 2013 or as of January 31, 2013. We have current assets as at July 31, 2013 of $1,415 ($1,415 as of January 31, 2013) , which are solely related to prepaid expenses. We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the six month period ended July 31, 2013, we raised a total of $16,792 by way of advances for ongoing operations, as compared to $22,558 raised in financing activities for the same period ended July 31, 2012.

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

Results of Operations

The discussion contained herein is for the three and six months ended July 31, 2013 and 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended July 31, 2013 to the three months ended July 31, 2012

During the three months ended July 31, 2013 and 2012, we earned no revenues from operations.

For the three months ended July 31, 2013, our net loss from operations decreased to ($15,417) from ($85,389) as at July 31, 2012. This decrease was mainly due to the decrease in amortization to $nil with comparable amortization expenses of $62,500 for the period ended July 31, 2012.  General and administrative expenses also decreased to $5,586 from $9,848 as at July 31, 2012, with a decrease in professional fees to $9,831 from $13,041 in the comparable period ended July 31, 2012.

Comparison of the six months ended July 31, 2013 to the six months ended July 31, 2012

During the six months ended July 31, 2013 and 2012, we earned no revenues from operations.

For the six months ended July 31, 2013, our net loss from operations decreased to ($16,302) from ($162,595) as at July 31, 2012. This decrease was mainly due to the decrease in amortization to $nil with comparable amortization expenses of $125,000 for the period ended July 31, 2012.  General and administrative expenses also decreased to $5,710 from $14,076 as at July 31, 2012, with a decrease in professional fees to $10,592 from $23,519 in the comparable period ended July 31, 2012.

Period from inception, November 6, 2008 to July 31, 2013

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $692,423.  We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of July 31, 2013.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting as of July 31, 2013 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2013.

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

GLOBAL RESOURCE ENERGY INC.

Date: September 23 , 2013	By:	/s/ Roland Hutzler
	Name:	Roland Hutzler
	Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer