Form 10-K
period 2014-01-31
Global Resource Energy Inc.
filed 2014-05-16
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Yes	[ ]	No	[ X]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being approximately $0.0058 on the date nearest to the last trading day of the second quarter, was approximately $180,792 as of July 31, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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
74,170,997 common shares outstanding as of May 10, 2014

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

Top of Form

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

On March 7, 2014 the Company’s majority stockholder, Mr. Robert Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.

On March 11, 2014 the Company entered into a Share Exchange Agreement (the “Agreement”) with Ray Kim (“Kim”), an individual residing in the state of Colorado, whereby the Company will acquire all of the issued and outstanding membership interests of Global Force LLC (“GF”), a Colorado limited liability company, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Under the terms of the Agreement, the Company’s sole officer and director, Roland Hutzler submitted his resignation from the Company’s board of directors and as an officer of the Company. Completion of this transaction is dependent on the Company affecting the corporate actions described in the second paragraph below.

On April 23, 2014 the Company’s Board of Directors appointed Mr. Dean Kim as the Company’s President and a member of the Board and appointed Mr. Edward Kim as the Company’s Secretary and Treasurer and a member of the Board.

On March 12, 2014, the Company approved a name change by the formation of a subsidiary of the Company called Global Force, Inc., merging such subsidiary into the Company and thereby changing the Company’s name from Global Resource Energy Inc. to Global Force, Inc.  Concurrently the Company’s Board of Directors approved a reverse split of the Company’s issued and outstanding common stock on the basis of 1000 to 1. These changes have been submitted to FINRA for approval. As of the date of filing the Annual Report the Company is still waiting for such approval. In addition, the Company approved the creation of a class of preferred stock with authorized capital of up to 250,000,000 preferred shares, par value $0.001 for issuance to officers and consultants as compensation for services rendered.

We have evaluated subsequent events through May 10, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

Current Business

Global Resource Energy is a clean energy company that will provide services and solutions to businesses, communities and individuals so we can all enjoy a cleaner environment today and for tomorrow.

Our intent is to be a licensor and reseller of clean energy products including wind, solar and alternative energy technologies.

In keeping with the Company’s plan of licensing and reselling clean energy products, on January 26, 2012, extended on November 8, 2012 to expire on November 8, 2013,  the Company entered into an assignment agreement and acquired the distribution rights for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Dongguan with their trademark CLED.   Subsequent to November 8, 2013 the Company received a verbal extension of the contract for a period of six months expiring on May 8, 2014.

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

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.    The shares were issued subsequent to the fiscal year end.   This purchase is in keeping with the Company’s clean energy philosophy.  As at January 31, 2014 the Company determined to fully impair its investment in CERSPA due to uncertainty about Bluforest’s ability to continue as a going concern.

On March 11, 2014 the Company entered into a Share Exchange Agreement with Mr. Kim GF, whereby the Company will acquire all of the issued and outstanding membership interests of, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Upon completion of the acquisition of GF, the  Company is will evaluate business opportunities with this new acquisition.

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

Subsequently, on November 1, 2012, the Distribution Agreement between Dongguan City Cled Optoelectronic Co. Ltd and Patedma Group Corp., DBA Kardings America remains in force and will be terminated on October 31, 2013.  Subsequent to October 31, 2013 the Company was advised of an extension of the Distribution Agreement for a period of not less than six months terminating  on or about May 8, 2014.

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

We did not undertake any research and development activities in fiscal 2014 or 2013.

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

Quarter	High ($)	Low ($)

4th Quarter ended 1/31/2014	0.0078	0.0025
3rd Quarter ended 10/31/2013	0.0058	0.0031
2nd Quarter ended 7/31/2013	0.0275	0.0033
1st Quarter ended 4/30/2013	0.0536	0.0150

4th Quarter ended 1/31/2013	0.26	0.015
3rd Quarter ended 10/31/2012	0.34	0.075
2nd Quarter ended 7/31/2012	0.53	0.20
1st Quarter ended 4/30/2012	0.51	0.14

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 10, 2014, there were 9 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On March 11, 2014 the Company entered into a Share Exchange Agreement (the “Agreement”) with Mr. Kim, whereby the Company will acquire all of the issued and outstanding membership interests of GF, in exchange for 200,000,000 shares of the Company’s preferred stock. As of the date of this report this transaction has not been completed and the shares remain reserved for issuance.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to Ray Kim, pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

On March 11, 2014 the Company entered into a Share Exchange Agreement (the “Agreement”) with Ray Kim (“Kim”), an individual residing in the state of Colorado, whereby the Company will acquire all of the issued and outstanding membership interests of Global Force LLC (“GF”), a Colorado limited liability company, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company.

On March 12, 2014, the Company approved a name change by the formation of a subsidiary of the Company called Global Force, Inc., merging such subsidiary into the Company and thereby changing the Company’s name from Global Resource Energy Inc. to Global Force, Inc.   Concurrently the Company’s Board of Directors approved a reverse split of the Company’s issued and outstanding common stock on the basis of 1000 to 1.  In addition, the Company approved the creation of a class of preferred stock with authorized capital of up to 250,000,000 preferred shares, par value $0.001 for issuance to officers and consultants as compensation for services rendered.

At the report date our business plan is to continue the business of GF, and operate as a strategic sales marketing and distribution company. Acquisition of GF is conditional upon approval of the aforementioned reverse stock split and name change through FINRA.

Liquidity & Capital Resources

We are a development stage company operating in the business of licensing and reselling or distribution of clean technologies up until the completion of a share exchange agreement with Global Force LLC and Mr. Kim.At which point our business focus will shift to that of a strategic sales marketing and distribution company.

We had no cash on hand as of January 31, 2014 or as of January 31, 2013.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the fiscal years ended January 31, 2014 and 2013, we used net cash of $Nil in investing activities.

In order to meet all of our current commitments and fund operations for the next twelve months, we estimate that we will require a minimum of $100,000 to maintain our reporting requirements and carry out the Company’s contemplated business operations.  This figure is based on our current general and administrative costs. We currently have no funds and there is no assurance that sufficient funds will be available if and when required.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal years ended January 31, 2014 and January 31, 2013.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the Fiscal Year Ended January 31, 2014 and January 31, 2013

During the fiscal years ended January 31, 2014 and 2013, we earned no revenues from operations.

For the fiscal year ended January 31, 2014, our loss from operations increased to $684,620 from $247,197 in the prior year.  This increase was mainly due to the impairment of our investment in CER’s of $660,00 during the current fiscal year, offset by a reduction to amortization expenses of $187,500 recorded in the fiscal year ended January 31, 2013.  In addition during the current fiscal year professional fees totaled $15,458, reduced from the prior fiscal year total of $32,478, and general and administrative fees incurred during the fiscal year ended January 31, 2014 decreased to $9,162 from $27,219 in the prior comparative fiscal year ended January 31, 2014.  General and administrative fees in the current year were limited to general office expenses and fees paid to meet our regulatory reporting requirements. Our net loss for the fiscal years ended January 31, 2014 and 2013 were $684,620 and $247,197  respectively.

Period from inception, November 6, 2008 to January 31, 2013

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $1,360,741, the majority of which was incurred in fiscal 2011 and this most recent fiscal year ended January 31, 2014.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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
January 31, 2014

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Resource Energy Inc.

I have audited the accompanying balance sheets of Global Resource Energy Inc. (A Development Stage Company) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2014 and 2013 and for the period from November 6, 2008 (inception), to January 31, 2014.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Resource Energy Inc., (A Development Stage Company) as of January 31, 2014 and 2013, and the results of its operations and cash flows for the years ended January 31, 2014 and 2013 and the period from November 6, 2008 (inception), to January 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart
Seattle, Washington
April 30, 2014

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2014	January 31, 2013
Assets
Current Assets
Cash	$-	$-
Prepaid expenses	1,415	1,415
Total current assets	1,415	1,415

Advance payment to purchase CER’s (Note 5)	-	660,000
Total Assets	$1,415	$661,415

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$236,408	$242,762
Accounts payable, related party	11,683	11,683
Advances payable	78,565	47,591
Total Current Liabilities	326,656	302,036

Total Liabilities	326,656	302,036

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 74,170,997 shares issued and outstanding	74,171	74,171
Additional paid-in-capital	961,329	961,329
Deficit accumulated during the development stage	(1,360,741)	(676,121)
Total stockholders’ equity	(325,241)	359,379
Total liabilities and stockholders’ equity	$1,415	$661,415

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Date of
			Inception
	Fiscal Year Ended		(November 6, 2008)
	January 31,		To January 31,
	2014	2013	2014

Revenues	$-	$-	$-

Expenses
General and administrative expenses	9,162	27,219	242,400
Amortization	-	187,500	187,500
Professional fees	15,458	32,478	149,911
Management fees	-	-	130,000
Impairment of the advance payment for CER’s	660,600	-	660,000
Net (loss) from Operations before Taxes	(684,620)	(247,197)	(1,369,811)

Debts forgiven	-	-	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(684,620)	$(247,197)	$(1,360,741)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	74,170,997	64,711,981

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Deficit)
				Accumulated
	Common Stock,		Additional	During the
	$.001 Par Value		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at Inception on November 6, 2008	-	$-	$-	$-	$-
Common shares issued for cash at $0.0000167	180,000,000	180,000	(177,000)	-	3,000
Net (loss)	-	-	-	(714)	(714)
Balance as of January 31, 2009	180,000,000	180,000	(177,000)	(714)	2,286

Common shares issued for cash at $0.000833	30,000,000	30,000	(5,000)	-	25,000
Common shares cancelled (December 22, 2009)	(135,000,000)	(135,000)	135,000	-	-
Net (loss)	-	-	-	(15,261)	(15,261)
Balance, January 31, 2010	75,000,000	75,000	(47,000)	(15,975)	12,025
Reinstatement of shares previously canceled	6,000,000	6,000	(6,000)	-	-
Net (loss)	-	-	-	(96,302)	(96,302)
Balance, January 31, 2011	81,000,000	81,000	(53,000)	(112,277)	(84,277)
Stock reverse split: 1000:1	(80,919,000)	(80,919)	80,919	-	-
Common shares issued for management fee	90,000	90	89,910	-	90,000
Common shares issued for services	40,000,000	40,000	-	-	40,000
Common shares issued to purchase intangible assets	1,000,000	1,000	186,500	-	187,500
Net (loss)	-	-	-	(316,647)	(316,647)
Balance, January 31, 2012	41,171,000	41,171	304,329	(428,924)	(83,424)
Common shares issued for debt settlement	29,999,997	30,000	-	-	30,000
Common shares issued for advance payment to purchase CERs	3,000,000	3,000	657,000	-	660,000
Net (Loss)	-	-	-	(247,197)	(247,197)
Balance January 31, 2013	74,170,997	74,171	961,329	(676,121)	359,379
Net (Loss)				(684,620)	(684,620)
Balance January 31, 2014	74,170,997	$74,171	$961,329	$(1,360,741)	$(325,241)

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			Inception on
	Fiscal Year Ended	Fiscal Year Ended	November 6, 2008
	January 31,	January 31	To January 31,
	2014	2013	2014

Operating Activities
Net (loss)	$(684,620)	$(247,197)	$(1,3600,741)
Adjustment to reconcile net loss to cash used by operations:
Impairment of the advance payment for CER’s	660,000	-	660,000
Stock based compensation, management services	-	-	130,000
Amortization	-	187,500	187,500
Prepaid expenses	-	2,022	(1,415)
Accounts payable related party	-	11,683	11,683
Accounts payable	(6,354)	14,249	266,408
Net cash (used) for operating activities	(30,974)	(31,743)	(106,565)

Financing Activities
Advances payable	30,974	31,743	78,565
Sale of common stock	-	-	28,000
Net cash provided by financing activities	30,974	31,743	106,565

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	-	130,000
Shares issued to purchase intangible assets	-	-	187,500
Shares issued for settlement of accounts payable	-	30,000	30,000
Shares issued for advance payment to purchase CERs	-	660,000	660,000
	$-	$690,000	$1,007,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

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
January 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the fiscal year ended January 31, 2014 the Company has accumulated losses of $1,360,741.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,360,741 as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

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

f) Financial Instruments
The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

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
January 31, 2014

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

During the fiscal year ended January 31, 2013, the Company fully amortized the capitalized value of the intangible assets totaling $187,500.

	January 31, 2014	January 31, 2013
Cost	$-	187,500
Less accumulated amortization	-	(187,500)
	$-	$-

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

3. IDENTIFIED INTANGIBLE ASSETS – (continued)

On November 1, 2012, the parties to the Distribution Agreement agreed to exercise the option and extend the term of the agreement for a further year, with a new termination date of October 31, 2013.

On November 8, 2012, the Company negotiated an extension on its licensing agreement with Patedma to extend the exclusive distribution agreement of LED street lighting for a further year to expire November, 2013 or as at October 31, 2013 when the Distribution Agreement expires. This extension will allow the Company to sell under Patedma’s license agreement should funding be available to enter the LED street light industry.  Currently, both of the parties have verbally agreed to extend the term for a further 6 months.

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

Under the terms of the agreement Balon Bleu Holdings, a Nevada LLC, will pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn a 49% assignment of interest for the North American Rights to the highly efficient CLED Street Lighting system.  No payment has been received as at January 31, 2014 and Balon Bleu Holdings is considered to have defaulted on the agreement.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

As at January 31, 2014, we had a total of 74,170,997 shares issued and outstanding.

5. ADVANCE PAYMENT

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock.  We recorded the purchase of $660,000 as an advance payment on the balance sheets of the Company as of the transaction date.  As of January 31, 2014, management reviewed CERSPA, and decided to fully impair the advance payment of $660,000 due to uncertainties around the  ongoing operations of Bluforest, and its ability to continue as a going concern.

6. NEW ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact to our financial statements.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

6. NEW ACCOUNTING PRONOUNCEMENTS (continued)

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and is not expected to have a material impact in the financial statements.

7. ADVANCES PAYABLE

During the fiscal year ended January 31, 2014 the Company received a further advance of $30,974 from an unrelated third party which amount was used to settle certain outstanding accounts payable.  A total of $78,565 has been recorded as advance payable on the balance sheets of the Company as of January 31, 2014 ($47,591 as of January 31, 2013), which advance bears no interest and is due on demand.

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

9. INCOME TAXES

The provision for income taxes at January 31, 2014 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

10. SUBSEQUENT EVENTS

On March 7, 2014 the Company’s majority stockholder, Mr. Robert Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.

On March 11, 2014 the Company entered into a Share Exchange Agreement (the “Agreement”) with Ray Kim (“Kim”), an individual residing in the state of Colorado, whereby the Company will acquire all of the issued and outstanding membership interests of Global Force LLC (“GF”), a Colorado limited liability company, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Under the terms of the Agreement, the Company’s sole officer and director, Roland Hutzler must also submit his resignation from the Company’s board of directors and as an officer of the Company.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014

10. SUBSEQUENT EVENTS (continued)

On March 12, 2014, the Company approved a name change by the formation of a subsidiary of the Company called Global Force, Inc., merging such subsidiary into the Company and thereby changing the Company’s name from Global Resource Energy Inc. to Global Force, Inc.   Concurrently the Company’s Board of Directors approved a reverse split of the Company’s issued and outstanding common stock on the basis of 1000 to 1.  In addition, the Company approved the creation of a class of preferred stock with authorized capital of up to 250,000,000 preferred shares, par value $0.001  for issuance to officers and consultants as compensation for services rendered.

On April 23, 2014 the Company’s Board of Directors appointed Mr. Dean Kim as the Company’s President and a member of the Board and appointed Mr. Edward Kim as the Company’s Secretary and Treasurer and a member of the Board.

We have evaluated subsequent events through May 10, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2014:

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

Management's Remediation Initiatives

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Name	Age	Position	Term of Office
Dean H. Kim	48	President, CEO and Director	April 23, 2014-present
Edward H. Kim	45	Secretary Treasurer and Director	April 23, 2014-present

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

Dean Kim – President and Chief Executive Officer, Member of the Board of Directors

Dean Kim has an extensive background as a sales professional with a proven track record of success.  Since June 2011, he has been an Enterprise Account Manager at Levi, Ray & Shoup (LRS), a private software company that specializes in enterprise output management solutions. His duties includes new business development and growing executive level relationships to identify and close complex business solutions.
Prior to LRS, Dean spent 10 years at ECi Solutions (February 2000 through March 2010), developing new markets for software customization for ERP & e-procurement within specialized verticals; drove new revenue, cultivated business relationships and grew existing accounts; responsible for managing and selling custom software solutions to strategic partners.

Dean made the transition from engineering to sales at Lucent Technologies; from October 1996 through October 1999, he sold computer and telephony systems to medium to large companies.  Earlier in his career, Dean worked at Genosys Biotechnologies as a Project Engineer, developing and implementing back-end processes in their manufacturing facility, where they specialized in synthetic DNA and peptides.

He began his engineering studies at the University of Texas in Austin, but finished them at the University of Houston in June 1992.

Edward Kim – Secretary/Treasurer, Member of the Board of Directors

Edward Kim is a tenant advocate experienced in portfolio management of national accounts across various industries with Mohr Partners. Edward has been employed by Mohr Partners since September 2012.

Over the course of his professional career, Edward has been a productive team member for multiple Fortune 500 companies, worked abroad, and acquired valuable work experience in the main functional areas of business (Sales & Marketing, Business Development, Operations Management) prior to entering commercial real estate in 2006. From February 2010 through June 2012, he was employed by Partners National, Inc. Prior to that he worked for Staubach Co from October 2007 through September 2009.

Edward earned a Bachelor of Arts degree in Economics from The University of Texas-Austin in December 1991.  After working several years in Corporate America and in Asia, he returned to school earning a Master of Business Administration degree in Services Marketing from The W.P. Carey School of Business at Arizona State University-Tempe in may 1998.

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

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Dean Kim and Edward Kim both of whom are members of our Board of Directors and are executive officers of the Company, are brothers. They are also brothers of Ray Kim, our largest shareholder.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending January 31, 2014 there were no late filings for the fiscal year ended January 31, 2014. The Company is not aware of any insider trading activity that was unreported.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Company does not currently have a compensation committee.

Summary Compensation Table

Name and Principal Position	Fiscal year ended January 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Roland Hutzler President & CEO, Secretary-Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Baker President & CEO, Secretary-Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Baker President & CEO, Secretary-Treasurer	2012	$40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000(1)
Douglas Roe President & CEO, Secretary-Treasurer (resigned July 21, 2011)	2012	-0-	-0-	90,000	-0-	-0-	-0-	-0-	90,000(2)
Harry Lappa President & CEO, Secretary-Treasurer (resigned April 25, 2011)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Compensation of Directors

The Company did not have any compensation plans during the fiscal year ended January 31, 2014 and did not pay any compensation to its directors during the fiscal year ended January 31, 2014 for their roles as directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of May 10, 2014, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%) (1)
Common	Ray Kim	40,000,000 common shares held directly	53.9%
(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 10, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 74,170,997 shares of common stock outstanding as of May 10, 2014.

Security Ownership of Management

The following table sets forth information, as of May 10, 2013, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Dean Kim	-0-	-0-
Common	Edward Kim	-0-	-0-
Common	All Officers and Directors as a group	Common shares	-0-

(1)
Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of May 10, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 74,170,997 shares of common stock outstanding as of May 10, 2014.

Changes in Control

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Simultaneously, Mr. Roland Hutzler was appointed the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company, however, Mr. Baker remained the controlling shareholder until March 7, 2014.

On March 7, 2014 the Company’s majority stockholder, Mr. Robert Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.

Mr. Kim, upon completion of the Share Exchange Agreement between the Company and Mr. Kim, will receive 200 million shares of the Company’s preferred stock. The preferred stock will have such rights, preferences, and privileges as determined by the Company’s Board of Directors prior to such issuance to Mr. Kim.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended January 31, 2014 and January 31, 2013:

Services	2014 $	2013 $
Audit fees	10,700	10,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	10,700	10,300

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

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Corporation’s Form S-1 filed with the SEC on February 7, 2009
3.3	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 16, 2010	Incorporated by reference to the Exhibits attached to the Corporation’s Form 8-K filed with the SEC on December 10, 2010
3.4	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on April 26, 2011	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.1	Assignment agreement between the Company and Patedma executed on January 26, 2012.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-Q/A filed with the SEC on February 27, 2012
10.2	Extension to Distribution Agreement between Patedma and the Company dated November 8, 2012	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on May 15, 2013
10.3	Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) dated November 12, 2012 between the Company and Bluforest Inc.	Incorporated by reference to the Exhibits attached to the Corporation’s Form 10-K filed with the SEC on May 15, 2013
10.4	Share Exchange Agreement dated March 11, 2014 between the Company and Ray Kim	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document**	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL RESOURCE ENERGY INC.

Date:	May 15, 2014	By:	/s/ Dean Kim
		Name:	Dean Kim
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	May 15, 2014	By:	/s/ Dean Kim
		Name:	Dean Kim
		Title:	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director

Date:	May 15, 2014	By:	/s/ Edward Kim
		Name:	Edward Kim
		Title:	Secretary Treasurer and Director