Form 10-Q
period 2014-04-30
Global Resource Energy Inc.
filed 2014-06-23
CIK 1454504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      __________________ to ______________________

Commission file number	333-157558
GLOBAL RESOURCE ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ste #D172 – 3651 Lindell Rd., Las Vegas, NV 89103
(Address of principal executive offices)

702-943-0325
(Issuer’s telephone number)

Not Applicable
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

[X] YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ]	YES	[ X ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]	YES	[ X ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
74,170,997 common shares issued and outstanding as of June 23, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended April 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

GLOBAL RESOURCE ENERGY, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

For the Periods Ended April 30, 2014 and 2013

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2014 (Unaudited)	January 31, 2014 (Audited)
Assets
Current Assets
Prepaid expenses	$-	$1,415
Total current assets	-	1,415

Total Assets	$-	$1,415

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$239,831	$236,408
Accounts payable, related party	11,403	11,683
Advances payable	97,035	78,565
Total Current Liabilities	348,269	326,656

Total Liabilities	348,269	326,656

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized,
and 74,170,997 shares issued and outstanding	74,171	74,171
Additional paid-in-capital	961,329	961,329
Deficit accumulated during the development stage	(1,383,769)	(1,360,741)
Total stockholders’ equity	(348,269)	(325,241)
Total liabilities and stockholders’ equity	$-	$1,415

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Date of
			Inception
	Three Month Ended		(November 6, 2008)
	April 30,		To
	2014	2013	April 30, 2014

Revenues	$-	$-	$-

Expenses
General and administrative expenses	4,023	124	246,423
Amortization	-	-	187,500
Professional fees	19,005	761	168,916
Management fees	-	-	130,000
Impairment of the advance payment for CER’s	-	-	660,000
Net (loss) from Operations before Taxes	(23,028)	(885)	(1,392,839)

Debts forgiven	-	-	9,070
Provision for Income Taxes	-	-	-
Net (loss)	$(23,028)	$(885)	$(1,383,769)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	74,170,997	74,170,997

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From
			Inception on
	Three Month Ended	Three Month Ended	November 6, 2008
	April 30,	April 30	To April 30,
	2014	2013	2014

Operating Activities
Net (loss)	$(23,028)	$(885)	$(1,383,769)
Adjustment to reconcile net loss to cash used by operations:
Impairment of the advance payment for CER’s			660,000
Stock based compensation, management services	-	-	130,000
Amortization	-	-	187,500
Prepaid expenses	1,415	-	-
Accounts payable related party	(280)	-	11,403
Accounts payable	3,423	(10,612)	269,831
Net cash (used) for operating activities	(18,470)	(11,497)	(125,035)

Financing Activities
Advances payable	18,470	11,497	97,035
Sale of common stock	-	-	28,000
Net cash provided by financing activities		11,497	125,035

Net increase (decrease) in cash and equivalents	-	-	-
Cash and equivalents at beginning of the period	-	-	-
Cash and equivalents at end of the period	$-	$-	$-

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-
Stock based compensation, management services	-	-	130,000
Shares issued to purchase intangible assets	-	-	187,500
Shares issued for settlement of accounts payable	-	-	30,000
Shares issued for advance payment to purchase CERs	-	-	660,000
	$-	$-	$1,007,500

The accompanying notes are an integral part of these financial statements

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2014

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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

On March 7, 2014 the Company’s majority stockholder, Mr. Robert Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim where under Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.

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

On April 23, 2014 the Company’s Board of Directors appointed Mr. Dean Kim as the Company’s President and a member of the Board and appointed Mr. Edward Kim as the Company’s Secretary and Treasurer and a member of the Board. Concurrently Mr. Hutzler tendered his resignation as officer and director.

As of April 30, 2014, the aforementioned Share Exchange Agreement had not yet closed and 200,000,000 shares of the Company’s preferred stock had not been issued. The name change and reverse split of the Company’s issued and outstanding common stock on the basis of 1,000 to 1 have not yet been approved by FINRA.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 6, 2008 through the period ended April 30, 2014 the Company has accumulated losses of $1,383,769.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,383,769 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2014

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. (“Patedma”) assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the shares on the issuance date. The Company amortized the value over a period of one year, so that a total of $187,000 had been fully amortized as of January 31, 2013. The agreement originally terminated on October 31, 2012 and was subsequently extended for a period of one year on mutual consent, terminating November 12, 2013.  Thereafter, the Company received a verbal extension of the contract for a period of six months expiring on May 8, 2014.

The Company’s rights to the LED technology expired on May 8, 2014.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

As at April 30, 2014, we had a total of 74,170,997 shares issued and outstanding.

5. ADVANCES PAYABLE

During the three month period ended April 30, 2014 the Company received an advance of $18,470 from an unrelated third party which amount was used to settle certain outstanding accounts payable.  A total of $97,035 has been recorded as advances payable on the balance sheets of the Company as of April 30, 2014 ($78,565 as of January 31, 2014), which advances bear no interest and are due on demand.

6. RELATED PARTY TRANSACTIONS

During the fiscal year ended January 31, 2013 Mr. Robert Alan Baker, the Company’s then sole officer, director and controlling shareholder advanced a total of $11,683 (CAD$11,938) to retire certain Company expenses in the normal course.  These amounts are due on demand, bear no interest and are recorded as Accounts Payable, related party.

On March 1, 2013 the Board of Directors accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company.   Mr. Baker continued to be the Company’s controlling shareholder.

On March 7, 2014 Mr. Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 (CAD$11,938) to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.  The amount totaling $11,403 remains outstanding and due to Mr. Kim as at April 30, 2014 and continues to be reflected as Accounts payable, related party.

On April 23, 2014 the Company’s Board of Directors appointed Mr. Dean Kim as the Company’s President and a member of the Board and appointed Mr. Edward Kim as the Company’s Secretary and Treasurer and a member of the Board.

GLOBAL RESOURCE ENERGY INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
April 30, 2014

7. INCOME TAXES

The provision for income taxes at April 30, 2014 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

8. SUBSEQUENT EVENTS

We have evaluated subsequent events through June 19, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Global” mean Global Resource Energy Inc.  unless otherwise indicated.  We have no subsidiaries.

General Overview
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

On November 9, 2010, the Board of Directors of the Company also authorized and approved a forward stock split of the Company’s total issued and outstanding shares of common stock at a ratio of three for 1 (3:1). The forward stock split was effectuated on December 10, 2010 and increased the Company’s total issued and outstanding shares of common stock from 27,000,000 to 81,000,000 shares of common stock.

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

On August 14, 2012, the Company announced further expansion into clean energy by signing a Letter of Intent to sell 49% of its exclusive distribution rights in North American of CLED Street Lights Rights to Balon Bleu Holdings LLC. This Letter of Intent required Balon Bleu Holdings to pay an immediate deposit of $50,000 to the Company and $50,000 every month over the next five months for a total of $300,000 USD to earn the assignment of the 49% interest. Balon Bleu Holdings could not fulfill its obligations under the agreement and the agreement was terminated by the Company.

On November 8 2012, the Company negotiated a one year extension expiring on November 12, 2013, on its licensing agreement with Patedma Group Corp. of Los Angeles, CA, the owner of Kardings America, to extend the exclusive distribution agreement for LED street lighting. This extension allows the Company to continue selling under Patedma's license agreement and solidifies the Company in the LED street light industry. The Company had anticipated the finalization of a purchase whereby it would outright purchase the rights, however, they were unable to conclude the agreement, and continued to operate under the licensing agreement.  Subsequent to November 12, 2013 the Company received a verbal extension of the contract for a period of six months expiring on May 8, 2014. The Company’s rights to the LED technology expired on May 8, 2014.

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

On March 7, 2014 the Company’s majority stockholder, Mr. Robert Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totalling $11,403 to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim.  As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company.

On March 11, 2014 the Company entered into a Share Exchange Agreement (the “Agreement”) with Ray Kim (“Kim”), an individual residing in the state of Colorado, whereby the Company will acquire all of the issued and outstanding membership interests of Global Force LLC (“GF”), a Colorado limited liability company, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Under the terms of the Agreement, the Company’s sole officer and director, Roland Hutzler resigned as an officer and a director of the Company. Completion of this transaction is dependent on the Company affecting the corporate actions described in the second paragraph below.

On March 11, 2014 the Company’s Board of Directors appointed Mr. Ray Kim as the Company’s President and a member of the Board and appointed Mr. John Kim as the Company’s Secretary and Treasurer and a member of the Board.  Concurrent with the appointments, Mr. Roland Hutzler resigned his positions.

On March 12, 2014, the Company approved a name change by the formation of a subsidiary of the Company called Global Force, Inc., merging such subsidiary into the Company and thereby changing the Company’s name from Global Resource Energy Inc. to Global Force, Inc.  Concurrently the Company’s Board of Directors approved a reverse split of the Company’s issued and outstanding common stock on the basis of 1,000 to 1. These changes have been submitted to FINRA for approval. As of the date of this filing, the Company is still waiting for such approval. In addition, the Company approved the creation of a class of preferred stock with authorized capital of up to 250,000,000 preferred shares, par value $0.001 for issuance to officers and consultants as compensation for services rendered.

On April 23, 2014, the Board of Directors appointed Mr. Dean H. Kim as the Company’s President and a member of the Board and appointed Mr. Edward H. Kim as the company’s Secretary and Treasurer. Concurrent with the appointments, Mr. Ray Kim and Mr. John Kim resigned from their positions.

We have evaluated subsequent events through June 20, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

Current Business

Global Resource Energy is a clean energy company that will provide services and solutions to businesses, communities and individuals so we can all enjoy a cleaner environment today and for tomorrow.

Our intent is to be a licensor and reseller of clean energy products including wind, solar and alternative energy technologies.

In keeping with the Company’s plan of licensing and reselling clean energy products, on January 26, 2012, extended on November 8, 2012 to expire on November 12, 2013,  the Company entered into an assignment agreement and acquired the distribution rights for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Dongguan with their trademark CLED.   Subsequent to November 12, 2013 the Company received a verbal extension of the contract for a period of six months expiring on May 8, 2014. The Company’s rights to the LED technology expired on May 8, 2014.

The Company hopes to undertake the business operations of supplying highly efficient LED street lighting to municipalities throughout North America through the Company’s exclusive North American distribution agreement.   The Company has the exclusive rights to market, sell and distribute efficient and long lasting street lights to municipalities, cities and counties throughout the United States and Canada.

In addition to supplying LED lighting, Kardings management is also familiar with a green energy fund called the Hero Program™. This fund is designed to help financially strapped communities not only upgrade to new, highly efficient LED lighting, but to immediately reduce the cost of paying for and maintaining lighting by as much as 40% simply by signing up for the program. The program offers a way to purchase the lighting, and if necessary, the poles, and take advantage of the greater levels of efficiency offered by LED lighting systems. If a municipality elects to choose a 10-year term, the cost of lighting could immediately be reduced through subsidies offered by the Hero Program™ up to 40% off their current lighting costs.

As at the date of this filing, the Company does not have sufficient funds to fund any distribution activities or to enter into any management agreement with Kardings and it will have to raise funding in order to be able to undertake its current business plan and to commence distribution of any of the Dongguan products.

On November 12, 2012, the Company entered into a Certified Emission Reductions (“CER”) Pre-sale and Purchase Agreement (“CERSPA”) with Bluforest, Inc. (“Bluforest”). Under the agreement, we pre-purchased 66,000 CERs from Bluforest. The total purchase price of $660,000 was paid in the form of 3,000,000 restricted shares of the Company’s common stock. The shares were issued subsequent to the fiscal year end. This purchase is in keeping with the Company’s clean energy philosophy. As at January 31, 2014 the Company determined to fully impair its investment in CERSPA due to uncertainly about Bluforest’s ability to continue as a going concern.

On March 11, 2014 the Company entered into a Share Exchange Agreement with Mr. Kim , whereby the Company will acquire all of the issued and outstanding membership interests of, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Upon completion of the acquisition of GF, the Company is will evaluate business opportunities with this new acquisition.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Patents and trademarks related to our business are held by the Dongguan City Cled Optoelectronic Co. Ltd. (the “Supplier”) The Company has a distribution agreement with Dongguan City Cled Optoelectronic Co., Ltd.  The Company has the right to use the trade mark of Supplier during the effective period of the distribution agreement in connection  with the sale of  Products. Any and all rights granted by the Supplier to the Company shall terminate upon termination of the distribution agreement.

Under the terms of the distribution agreement, the Company has the exclusive rights to all U.S. states East of the Mississippi River, plus the states of California, Oregon, Washington and Arizona and anywhere in Canada (the “Exclusive Territory”), as well, the Company also has the rights to sell or export products outside the Exclusive Territory during the effective period of the distribution agreement. Should the Company sell to any parties outside the Exclusive Territory, those customers will be grandfathered in the event that the supplier assigns the market to another distributor.

Subsequently, on November 8, 2012, the Distribution Agreement between Dongguan City Cled Optoelectronic Co. Ltd and Patedma Group Corp., DBA Kardings America was extended for a period of one year, terminating on November 12, 2013.  During November 2013 the Company was advised of an extension of the Distribution Agreement for a period of not less than six months terminating  on or about May 8, 2014.  The Company’s rights to the LED technology expired on May 8, 2014.

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

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended January 31, 2014, which are included in our Form 10-K, filed on May 16, 2014.

Three Months Ended April 30, 2014 and 2013

Our operating results for the three months ended April 30, 2014, for the three months ended April 30, 2013, and the changes between those periods for the respective items are summarized as follows:
	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Revenue	--	--
Operating Expenses	$23,028	$885
Net Income (Loss)	$(24,028)	$(885)

Operating Expenses

Our operating expenses for the three months ended April 30, 2014, and April 30, 2013 are outlined in the table below:

	Three Months Ended
	April 30

	2014	2013
General and administrative expenses	$4,023	$124
Impairment of mineral property rights	$19,005	$761

The increase in operating expenses for the three months ended April 30, 2014, compared to the same period in fiscal 2013, was mainly due to an increase in our professional fees.

Revenues

We have earned $Nil revenues from selling our clean energy products.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows

We had cash in the amount of $Nil as of April 30, 2014 as compared to $1,415 as of April 30, 2013. We had a working capital deficit of $348,269 as of April 30, 2014 compared to working capital deficit of $325,241 as of January 31, 2014. The total cash used in operating activities from November 6, 2008 (date of inception) to April 30, 2014 was $$125,035. The total cash provided by financing activities from November 6, 2008 (inception) to April 30, 2014 was $125,035. Based on our current operating plan, we will not generate revenue that is sufficient to cover our expenses for at least the next twelve (12) months.  In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve (12) months.  We will need to obtain additional financing to operate our business for the next twelve (12) months.  We expect to raise the capital necessary to fund our company through advances or a private placement and public offering of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.  Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.  Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets.  The terms of any debt issued could impose restrictions on our operations.  If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Since inception, we have issued 74,170,997 shares of our common stock for $1,035,500 in cash.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Limited Operating History: Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We are seeking new business opportunities and there is no assurance we will be able to locate or acquire any such opportunities.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective, as of April 30, 2014, and were not effective during the entire quarter ended April 30, 2014.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

None

ITEM 5. None.	OTHER INFORMATION
ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on this 21st day of June 2014.

GLOBAL RESOURCE ENERGY INC.

Date: June 23, 2014	/s/ Dean Kim
Dean Kim
President, and Treasurer