Form 10-Q
period 2014-07-31
Global Resource Energy Inc.
filed 2014-11-18
CIK 1454504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2014

or

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
3651 Lindell Rd., Suite D172 Las Vegas, NV 89103
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
[ X ]	YES	[ ]	NO
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
74,170,997 common shares issued and outstanding as of November 1, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended July 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Table of Contents	1

Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-

Table of Contents	2

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

BALANCE SHEETS

	July 31, 2014 (Unaudited)	January 31, 2014 (Audited)

Assets
Current Assets
Prepaid expenses	$—	$1,415
Total current assets	—	1,415

Total Assets	$—	$1,415

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$254,034	$236,408
Accounts payable, related party	11,403	11,683
Advances payable	102,742	78,565
Total Current Liabilities	368,179	326,656

Total Liabilities	368,179	326,656

Stockholders’ Equity (Deficit)

Common stock, $0.001 par value, 250,000,000 authorized, and 74,170,997 shares issued and outstanding	74,171	74,171
Additional paid-in-capital	961,329	961,329
Deficit accumulated	(1,403,679)	(1,360,741)
Total stockholders’ equity	(368,179)	(325,241)
Total liabilities and stockholders’ equity	$—	$1,415

The accompanying notes are an integral part of these financial statements

Table of Contents	3

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

(Unaudited)

STATEMENTS OF OPERATIONS

	Three Month Ended		Six Month Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—
Expenses
General and administrative expenses	5,209	5,586	9,232	5,710
Professional fees	14,701	9,831	33,706	10,592
Net (loss) from Operations before Taxes	(19,910)	(15,417)	(42,938)	(16,302)
Provision for Income Taxes	—	—	—	—
Net (loss)	$(19,910)	$(15,417)	$(42,938)	$(16,302)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	74,170,997	74,170,997	74,170,997	74,170,997

The accompanying notes are an integral part of these financial statements

Table of Contents	4

 GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

(Unaudited)

STATEMENTS OF CASH FLOWS

	Six Month Ended	Six Month Ended
	July 31,	July 31,
	2014	2013

Operating Activities
Net (loss)	$(42,938)	$(16,302)
Adjustment to reconcile net loss to cash used by operations:
Impairment of the advance payment for CER’s
Stock based compensation, management services	—	—
Amortization	—	—
Prepaid expenses	1,415	—
Accounts payable related party	(280)	—
Accounts payable	17,626	(490)
Net cash (used) for operating activities	(24,177)	(16,792)

Financing Activities
Advances payable	24,177	16,792
Sale of common stock	—	—
Net cash provided by financing activities	24,177	16,792

Net increase (decrease) in cash and equivalents	—	—
Cash and equivalents at beginning of the period	—	—
Cash and equivalents at end of the period	$—	$—

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	5

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS

Global Force, Inc. (formerly Global Resource Energy, Inc., and Aura Bio Corp.) was incorporated in the State of Nevada, United States of America on November 6, 2008.

The amendment and change in corporate name from Aura Bio Corp. to Global Resource Energy Inc. (the “Amendment”) was approved by the Board of Directors by a unanimous written consent resolution dated November 9, 2010. The change in name to Global Resource Energy Inc. was effected December 10, 2010 on the Over-the-Counter Bulletin Board marketplace upon clearance by FINRA. The new trading symbol for the shares of common stock of the Company trading on the Over-the-Counter Bulletin Board has been changed to “GBEN”.

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

Table of Contents	6

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

1. ORGANIZATION AND BUSINESS OPERATIONS (continued)

On March 7, 2014, Ray Kim purchased 40 million shares of the Company’s issued and outstanding shares from Robert Baker, the Company’s former controlling shareholder, which represented the controlling interest in the Company. As a result, Mr. Roland Hutzler the Company’s sole officer and director submitted his resignation, and Ray Kim became the Company’s President and a member of the Board of Directors and his brother John was named as Secretary, Treasurer and a member of the Board. On March 12, 2014, the Company’s board resolved to conduct a 1,000:1 reverse stock split and change the company’s name to Global Force, Inc. These resolutions were made on the basis of a pending transaction, whereby the Company would complete a share exchange with Mr. Kim’s company, Global Force, a Colorado limited liability company. This transaction was contingent on the Company completing the reverse split and name change.

In order to effect the name change, the Company formed a subsidiary with the name Global Force, Inc. and then merged that subsidiary into the Company with the Company being the surviving entity and adopting the name Global Force, Inc.

Due to Mr. Kim’s prior regulatory issues, FINRA would not allow the Company to complete the reverse split and name change with Mr. Kim as the sole officer and director and controlling shareholder. As a result, on April 23, 2014, Ray Kim and John Kim were replaced as officers and directors of the Company by their brothers, Dean Kim and Edward Kim. Following this change in the board, FINRA refused to approve the reverse split and name change due to the fact that Ray Kim remained the controlling shareholder of the Company. As a result, on or about October 14, 2014, Mr. Kim sold his controlling shares in the Company to Phil Plumley, who became the sole officer and director of the Company.

On October 23, 2014, the Company filed a Certificate of Correction with the Nevada Secretary of State to change name of the Company back to Global Resource Energy Inc. The Company has appointed Pacific Stock Transfer Company as its transfer agent and is moving forward with the reverse split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,403,679 as of July 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management will be required to raise additional capital to fund its current and future operations, and there is no guarantee said capital will be available as required.

Table of Contents	7

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

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

Table of Contents	8

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

k) Fiscal Periods

The Company's fiscal year end is January 31.

l) Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of July 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. IDENTIFIED INTANGIBLE ASSETS

On January 26, 2012, the Company entered into an assignment agreement whereby Patedma Group Corp. (“Patedma”) assigned its distributor agreement with Dongguan City Cled Optoelectonic Co. Ltd. for the distribution of LED Street Lights, Solar LED Street Lights, LED Tunnel Lights, LED Flood Lights, LED High Bay Lights, LED High Mask Lights, LED Garden Lights, Light Sourcing and all Indoor Lighting sold and exported by Supplier with their trademark CLED. Under the terms of the assignment, the Company issued 1,000,000 shares to Patedma.  The value of the assets is $187,500 based on the fair market value of the shares on the issuance date. The Company amortized the value over a period of one year, so that a total of $187,000 had been fully amortized as of January 31, 2013. The agreement orignally terminated on October 31, 2012 and was subsequently extended for a period of one year on mutual consent. A further verbal extension was granted in November 2013, extending the license thereafter for a period of six months, to April 30, 2014.

The Company’s rights to the LED technology expired on April 30, 2014.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share.

As at July 31, 2014, we had a total of 74,170,997 shares issued and outstanding.

6. ADVANCES PAYABLE

During the six month period ended July 31, 2014 the Company received an advance of $24,177 from an unrelated third party which amount was used to settle certain outstanding accounts payable. A total of $102,742 has been recorded as advances payable on the balance sheets of the Company as of July 31, 2014 ($78,565 as of January 31, 2014), which advances bear no interest and are due on demand.

Table of Contents	9

GLOBAL FORCE, INC.

(Formerly: Global Resource Energy, Inc.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2014

7. RELATED PARTY TRANSACTIONS

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

On March 7, 2014 Mr. Baker entered into Reorganization and Stock Purchase Agreement with Mr. Ray Kim whereunder Mr. Baker agreed to sell a total of 40,000,000 shares of the Company’s common stock, as well as amounts due and payable totaling $11,403 (CAD$11,938) to Mr. Kim for total cash consideration $40,000 payable by Mr. Kim. As a result of the aforementioned transaction Mr. Kim became the controlling shareholder of the Company. An amount totaling $11,403 remained payable to Mr. Kim as at July 31, 2014 and continues to be reflected as Accounts payable, related party. As a result, Mr. Roland Hutzler the Company’s sole officer and director submitted his resignation, and Ray Kim became the Company’s President and a member of the Board of Directors and his brother John was named as Secretary, Treasurer and a member of the Board.

On April 23, 2014 Ray Kim and John Kim resigned, concurrently appointing their brothers to the Company’s Board of Directors. Mr. Dean Kim was appointed as the Company’s President and a member of the Board and Mr. Edward Kim was appointed as the Company’s Secretary and Treasurer and a member of the Board.

8. INCOME TAXES

The provision for income taxes at July 31, 2014 was comprised of federal alternative minimum tax. Significant components of deferred tax assets include net operating loss carry forwards and stock-based compensation. Due to the uncertainty of their realization, we have not recorded any income tax benefit as we have established valuation allowances for any such benefits.

9. SUBSEQUENT EVENTS

 Subsequent to the period ended July 31, 2014, as a result of M. Ray Kim’s prior regulatory issues, FINRA would not allow the Company to complete the reverse split and name change, and the share exchange agreement as contemplated in Note 1 herein, was unable to be concluded. As a result, on or about October 14, 2014, Mr. Kim sold his controlling shares in the Company to Phil Plumley, who became the sole officer and director of the Company.

On October 23, 2014, the Company filed a Certificate of Correction with the Nevada Secretary of State to change name of the Company back to Global Resource Energy Inc. The Company has appointed Pacific Stock Transfer Company as its transfer agent and is moving forward with the reverse split.

We have evaluated subsequent events through November 12, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

Table of Contents	10

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Global Resource” mean Global Resource Energy Inc., unless otherwise indicated. We have no subsidiaries.

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

Table of Contents	11

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

On March 11, 2014 the Company entered into a Share Exchange Agreement with Ray Kim (“Kim”), an individual residing in the state of Colorado, whereby the Company will acquire all of the issued and outstanding membership interests of Global Force LLC (“GF”), a Colorado limited liability company, in exchange for 200,000,000 shares of the Company’s preferred stock.   GF is a strategic sales, marketing and distribution company. Under the terms of the Agreement, the Company’s sole officer and director, Roland Hutzler resigned as an officer and a director of the Company. Completion of this transaction is dependent on the Company affecting the corporate actions described in the second paragraph below.

On March 11, 2014 the Company’s Board of Directors appointed Mr. Ray Kim as the Company’s President and a member of the Board and appointed Mr. John Kim as the Company’s Secretary and Treasurer and a member of the Board.  Concurrent with the appointments, Mr. Roland Hutzler resigned his positions.

Table of Contents	12

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

On October 13, 2014, the Share Exchange Agreement with Mr. Ray Kim was terminated and the Board of Directors accepted the resignations of Mr. Dean H. Kim as President, and Mr. Edward H. Kim as Secretary and Treasurer. Mr. Phil Plumely was appointed as President, Secretary, Treasurer and member of the Board of Directors. On October 14, 2014, Mr. Kim sold his controlling interest in the Company to Phil Plumley.

On October 14, 2014, Mr. Dean Kim and Mr. Edward Kim resign from the Board of Company.

On October 23, 2014, the Company filed a Certificate of Correction with the Nevada Secretary of State to change name of the Company back to Global Resource Energy Inc. The Company has appointed Pacific Stock Transfer Company as its transfer agent and is moving forward with the reverse split.

We have evaluated subsequent events through November 10, 2014. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

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

The Company hopes to undertake the business operations of supplying highly efficient LED street lighting to municipalities throughout North America through the Company’s exclusive North American distribution agreement.   The Company has the exclusive rights to market, sell and distribute efficient and long lasting street-lights to municipalities, cities and counties throughout the United States and Canada.

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

Table of Contents	13

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

The lighting systems are available to municipalities of any size. The Company would have the ability to supply villages of 500 with the capacity to produce 50,000 lights per month, which could furnish a city of 3 million people, subject to the Company being able to raise the required financing.

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

Status of any Publicly Announced New Product

The Company has acquired the distribution rights to various lighting products as described above on January 26, 2012.   However, the Company has not yet set up its distribution or marketing initiatives as it does not have sufficient funding to do so.   The Company will be required to undertake a financing in order to commence distribution.    The Products are readily available through the manufacturer and are CE approved for worldwide distribution and UL approved for North America, which includes the United States and Canada.

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

Table of Contents	14

We operate in a highly competitive and changing environment.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

·	longer operating histories;
·	more management experience;
·	an employee base with more extensive experience;
·	better geographic coverage;
·	larger customer bases;
·	greater brand recognition; and
·	significantly greater financial, marketing and other resources

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

Table of Contents	15

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

Table of Contents	16

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

Table of Contents	17

Results of Operations

Overview

The discussion contained herein is for the three and six months ended July 31, 2014 and 2013. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. There can be no assurance that we will be able to raise any funds required to maintain our reporting status or to fund operations.

Comparison of the three months ended July 31, 2014 to the three months ended July 31, 2013

During the three months ended July 31, 2014 and 2013, we earned no revenues from operations.

For the three months ended July 31, 2014, our net loss from operations increased to ($19,910) from ($15,417) as at July 31, 2013. This increase was mainly due to an increase in professional fees. General and administrative expenses decrease to $5,209 from $5,586 as at July 31, 2013, with an increase in professional fees to $14,701from $9,831 in the comparable period ended July 31, 2013.

Comparison of the six months ended July 31, 2014 to the six months ended July 31, 2013

During the six months ended July 31, 2014 and 2013, we earned no revenues from operations.

For the six months ended July 31, 2014, our net loss from operations increased to ($42,938) from ($16,302) as at July 31, 2013. This increase was due to an increase in general and administrative expenses and professional fees compared to the period ended July 31, 2013.  General and administrative expenses increased to $9,232 from $5,710 as at July 31, 2013, with an increase in professional fees to $33,706 from $10,592 in the comparable period ended July 31, 2013.

Period from inception, November 6, 2008 to July 31, 2014

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the development stage of $1,403,679. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

Table of Contents	18

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

Table of Contents	19

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Table of Contents	20

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5.

None.

OTHER INFORMATION

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of November 2014.

GLOBAL RESOURCE ENERGY, INC.

Date: November 17, 2014	/s/ Phil Plumley
Phil Plumley
President, Secretary, Treasurer and sole director

Table of Contents	22